Form 10-Q
period 2007-03-31
Symmetry Holdings Inc
filed 2007-05-07
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33342

__________________

SYMMETRY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4790836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 W. 44th STREET 16th FLOOR NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

(646) 429-1505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 7, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SYMMETRY HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMMETRY HOLDINGS INC.

(a development stage company)

Balance Sheets

	March 31, 2007	Dec. 31, 2006
	(unaudited)	(audited)

ASSETS
Current assets:
Cash	$3,518,969	$261,729
Cash and cash equivalents held in trust accounts	144,111,862	—
Deferred offering costs	—	443,224
Prepaid and other assets	157,519	9,301

Total current assets	147,788,350	714,254
Equipment, net	18,776	—
Other Assets	101,343	—

Total Assets	$147,908,469	$714,254

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$513,069	$357,165
Note payable, related party	—	500,000
Deferred underwriting fees	6,000,000	—

Total current liabilities	6,513,069	857,165

Stockholders' Equity (Deficit)
Preferred stock: $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 23,437,500 and 4,687,500	23,437	4,687
Additional paid-in-capital	141,334,539	—
Retained earnings (deficit accumulated) during the development stage	37,424	(147,598)

Total stockholders' equity (deficit)	141,395,400	(142,911)

Total liabilities and stockholders' equity (deficit)	$147,908,469	$714,254

See Accompanying Notes to Financial Statements

F-1

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Income

(unaudited)

	Three months ended March 31, 2007	For the period April 26, 2006 (date of inception) through March 31, 2007

Formation and operating costs	$(111,439)	$(255,711)

Loss before interest expense and income taxes	(111,439)	(255,711)

Interest income, net	419,816	416,490
Provision for income tax	(123,355)	(123,355)

Net income	$185,022	$37,424

Net income per share – basic	$0.02	$0.01

Net income per share – diluted	$0.02	$0.01

Weighted average number of shares outstanding — basic	8,854,167	5,790,441

Weighted average number of shares outstanding — diluted	10,537,542	6,236,041

See Accompanying Notes to Financial Statements

F-2

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Stockholders’ Equity (Deficit)

For the period from April 26, 2006 (date of inception)

through March 31, 2007

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit Accumulated) During the Development Stage	Total
Balance – April 26, 2006 (date of inception)	-	-	$ -	$ -	$ -

Common stock issued during the period	4,687,500	4,687	—	—	4,687

Net loss	—	—	—	(147,598)	(147,598)

Balance at December 31, 2006	4,687,500	$4,687	$ —	$(147,598)	$(142,911)

Issuance of Warrants on March 5, 2007	—	—	3,750,000	—	3,750,000

Issuance of common stock on March 12, 2007, net of offering expenses	18,750,000	$18,750	137,584,539	—	137,603,289

Net income	—	—	—	185,022	185,022

Balance – March 31, 2007	23,437,500	$23,437	$141,334,539	$37,424	$141,395,400

See Accompanying Notes to Financial Statements

F-3

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2007	For the period from April 26, 2006 (inception) to March 31, 2007
Cash flows from operating activities:
Net income	$185,022	$37,424
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other current assets	(148,218)	(157,519)
Increase in other non-current assets	(101,343)	(101,343)
Increase in accounts payable	45,804	62,969
Increase in other current liabilities	220,000	220,000
Increase in accrued taxes	123,355	123,355

Net cash provided by operating activities	324,620	184,886

Cash flows from investing activities:
Cash deposited to trust	(143,700,000)	(143,700,000)
Increase in investments in trust	(411,862)	(411,862)
Purchase of equipment	(18,776)	(18,776)

Net cash used in investing activities	(144,130,638)	(144,130,638)

Cash flows from financing activities:
Gross proceeds from public offering - units	150,000,000	150,000,000
Gross proceeds from private offering - warrants	3,750,000	3,750,000
Gross proceeds from private offering – common stock	—	4,687
Payment of offering costs	(6,186,742)	(6,289,966)
Proceeds from notes payable – related party	—	500,000
Payment of note payable – related party	(500,000)	(500,000)

Net cash provided by financing activities	147,063,258	147,464,721

Net increase in cash	3,257,240	3,518,969
Cash, beginning of period	261,729	—

Cash, end of period	$3,518,969	$3,518,969

Supplement Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$6,000,000	$6,000,000

Accrued offering costs	$—	$—

Cash paid for interest	$17,137	$17,137

See Accompanying Notes to Financial Statements

F-4

Symmetry Holdings Inc.

(a development stage company)

Notes to Financial Statements

1.	BASIS OF PRESENTATION

The accompanying interim financial statements of Symmetry Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and notes for the period ending December 31, 2006 thereto contained in the Company’s Registration Statement. The December 31, 2006 amounts were derived from the Company’s audited financial statements. The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the financial position as of March 31, 2007, and the related income statements for three months ended March 31, 2007, and April 26, 2006 (inception) to March 31, 2007. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. The Company’s initial efforts in identifying target businesses will be focused on industrial, asset-based businesses, based in North America, that are in, or are suppliers to, the basic industries sector. All activity from April 26, 2006 (inception) through March 31, 2007, has been limited to organizational activities, activities relating to the Company’s initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. The Company has not engaged in any operations nor generated any revenues, other than interest income earned on the proceeds from the private placement and initial public offering. The Company has selected December 31 as its initial fiscal year end.

The registration statement for the Company’s initial public offering of Units (as described in Note 4) (“Offering”) was declared effective on March 6, 2007. On March 7, 2007, the units began trading on the American Stock Exchange under the symbol SHJ-U. On March 12, 2007, the Company’s Offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150,000,000. Net proceeds of $143,700,000, inclusive of deferred underwriting costs (see Note 4), are being held in a trust account at JPMorgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. The trust funds are invested in “government securities” within the meaning of, or money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, and will not be released until the earlier of (1) the consummation of the Company’s initial business combination within the time period and on the terms described in the Company’s amended and restated certificate of incorporation or (2) the Company’s dissolution and liquidation as described below.

The Company, after signing a definitive agreement for a business combination, will submit such proposed transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares of common stock included in the units sold in the Offering both vote against the proposed business combination and exercise their conversion rights, the proposed business combination will not be consummated. The Company’s existing stockholders have agreed to vote all of their shares of common stock the same way as the majority of the shares of common stock voted by other persons who acquired shares of common stock included in the units sold in the Offering. After consummation of the initial business combination, these arrangements will no longer be applicable.

The amended and restated certificate of incorporation of the Company and the trust agreement signed in connection with the Offering provide that if the Company does not consummate the initial business combination within 15 months after the closing of the Offering (or within 24 months after such closing, if a letter of intent, agreement in principle or definitive agreement has been executed within such 15-month period and the business combination related thereto has not been consummated within such 15-month period), the Company’s corporate purposes and powers will be limited to actions and activities related to dissolution and winding up of its affairs, including liquidation, and it will not be able to engage in any other business activities. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units sold in the Offering).

3.	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company has adopted Statement of Financial Accounting Statement No. 123R “Accounting for Stock-Based Compensation.” The Company uses the fair value method of valuing options awarded.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

4.	INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated its offering of 18,750,000 units at an offering price of $8.00. Each unit consists of one share of the Company’s common stock, $.001 par value, and one warrant. Accordingly, 18,750,000 of these public warrants are outstanding at March 31, 2007. Each warrant entitles the holder to purchase from the Company one share of common stock, $.001 par value per share, at an exercise price of $5.50 commencing on the later of (a) one year from the effective date of the final prospectus relating to the Offering or (b) the consummation of the Company’s initial business combination. The warrants will expire four years from the date of the final prospectus. The Company may redeem the outstanding warrants that constitute part of the units in the Offering, as well as the warrants that were issued in the private placement (as described in Note 6), in whole, but not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption.

The public warrants will not be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. In no event shall the Company be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied or (b) any net cash settlement or other consideration in lieu of physical settlement in securities. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, and in such event the warrants may expire worthless.

The Company agreed to pay the underwriters of the Offering fees equal to 7.0% of the gross proceeds; the Underwriters have agreed to defer approximately 57% (or $6,000,000) of their fees until consummation of the Company’s initial business combination. The Company will pay the deferred fees out of the proceeds of the Offering held in trust. If there is no initial business combination, such fees will not be paid to the underwriters but will be part of the assets distributed to the stockholders during the dissolution and liquidation of the Company.

5.	PER SHARE INFORMATION

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income.

The following table sets forth the computation of basic and diluted per share information:

	Three months ended March 31, 2007	For the period from April 26, 2006 (inception) March 31, 2007
Numerator:
Net Income	$185,022	$37,424

Denominator:
Weighted-average common shares outstanding	8,854,167	5,790,441
Dilutive effect of warrants	1,683,375	445,600
Weighted-average common shares outstanding, assuming dilution	10,537,542	6,236,041

Net Income Per Share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

6.	PRIVATE PLACEMENT

Certain of the Company’s existing stockholders purchased an aggregate of 4,166,667 warrants in a private placement, which was consummated on March 5, 2007, at a price of $.90 per warrant, or an aggregate purchase price of $3,750,000.

The Company intends to use these funds to cover its expenses, including expenses incurred in identifying a target business and the negotiation and consummation of its initial business combination. These warrants are identical to the warrants included in the units contained in the public offering, except as otherwise necessary to reflect the fact that they were sold in a private placement, to permit delivery of unregistered shares upon exercise and permit net cashless exercise so as to, among other reasons, permit tacking of holding periods under Rule 144. Subject to limited exceptions (such as a transfer to relatives and trusts and controlled entities for estate and tax planning purposes), these warrants are not transferable until consummation of the Company’s initial business combination. The underwriters are not entitled to any underwriting discounts or commissions on the sale of these warrants.

7.	NOTE PAYABLE – RELATED PARTY

On May 31, 2006, the Company borrowed $500,000 under a secured promissory note from a director and stockholder. The note bore interest at a rate of 4.5% per annum, was secured by the assets of the Company and matured upon consummation of the private placement of warrants to the existing stockholders. On March 5, 2007, the Company repaid the loan principal of $500,000 and accrued interest of approximately $17,137.

8.	DEFERRED OFFERING COSTS

Deferred offering costs consist of registration, accounting, legal and other administrative expenses incurred through the balance sheet date that are related to the Offering and charged to capital upon the receipt of proceeds from the Offering.

9.	STOCK SPLITS

On June 26, 2006, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to (i) increase the number of shares of its common stock authorized by 99,999,000 shares to a total number of authorized shares of 100,000,000, (ii) effect a stock split of its common stock on a 5,000 for 1 basis, (iii) create a new class of preferred stock, to consist of 10,000,000 shares, par value $0.001, (iv) designate the rights and preferences of the common stock and the preferred stock and (v) integrate into one instrument all of the provisions of its amended and restated certificate of incorporation, as amended.

On October 3, 2006, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to, among other things, (i) effect a reverse stock split of its common stock on a 4 for 5 basis, resulting in 3,750,000 shares issued and outstanding, and (ii) integrate into one instrument all of the provisions of its amended and restated certificate of incorporation, as amended.

On October 13, 2006, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to, among other things, (i) effect a reverse stock split of its common stock on a 5 for 6 basis, resulting in 3,125,000 shares issued and outstanding, and (ii) integrate into one instrument all of the provisions of its amended and restated certificate of incorporation, as amended.

On January 12, 2007, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to, among other things, (i) effect a stock split of its common stock on a 3 for 2 basis, resulting in 4,687,500 shares issued and outstanding, and (ii) integrate into one instrument all provisions of its amended and restated certificate of incorporation, as amended.

10.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

11.	COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2007, the Company had reserved 22,916,667 shares of common stock for issuance upon exercise of redeemable warrants.

12.	COMMITMENTS

On March 15, 2007, the Company entered into a 6-month lease for office space at a rent of $4,500 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” as well as future decisions by us.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

We are a development stage company organized under the laws of the State of Delaware on April 26, 2006. We were formed for the purpose of acquiring one or more operating businesses, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, and managing such businesses. Our initial business combination must be with one or more operating businesses whose fair market value is, either individually or collectively, equal to at least 80% of our net assets at the time of the execution of a definitive agreement for such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, to consummate our initial business combination.

Private and Public Securities Offerings

On March 5, 2007, we consummated a private placement of 4,166,667 warrants for $.90 per warrant, or an aggregate purchase price of $3,750,000, with certain of our existing stockholders. The proceeds were used to repay the loan of $500,000, plus interest of approximately $17,137, from a director and shareholder. The remaining proceeds of the private placement are being used to fund our operating expenses, including expenses incurred in identifying a target business and the negotiation and consummation of our initial business combination. As of March 31, 2007, unrestricted cash available to us to fund our operating expenses was approximately $3,518,969.

On March 12, 2007, we consummated our initial public offering of 18,750,000 units, each consisting of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $5.50 per share. The units were sold at an offering price of $8.00 per unit, generating aggregate gross proceeds of $150,000,000. Our net proceeds from the sale of our units were $137,700,000, after deducting offering expenses of approximately $1,800,000 and underwriting discounts of $10,500,000. All such net proceeds, including the deferred underwriters’ discount of $6,000,000, are held in trust. At March 31, 2007 the balance of the trust was approximately $144,111,862, including interest income earned from March 12, 2007 through March 31, 2007 of approximately $411,862. Our common stock and warrants started trading separately as of April 4, 2007.

We incurred additional offering expenses, beyond those paid from the gross proceeds of the initial public offering, of approximately $96,711. These accrued costs were primarily for travel and printing and were subsequently paid in April 2007 from working capital. On April 6, 2007, we paid premiums of $220,000 associated with an 18-month directors and officers’ liability insurance policy. We have also engaged legal and financial advisors to assist us in connection with due diligence investigations, structuring and negotiation of a business combination and to assist us with our SEC reporting obligations and other public company governance requirements.

Results of Operations

For the period ended March 31, 2007, we have paid or incurred approximately $111,439 in expenses for due diligence investigations of prospective target businesses, legal and accounting fees for our SEC reporting obligations, regulatory listing fees, insurance and other miscellaneous expenses. We have also accrued $123,355 for federal income taxes estimated as a result of interest income earned on our initial public offering proceeds held in trust.

Our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. Since the consummation of our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. Consistent with the disclosures in our prospectus, we have focused our search on industrial, asset-based businesses based in North America, that are in, or are suppliers to, the basic industries sector. We have met with service professionals, other intermediaries and target companies, to discuss with them our company, the background of our management team and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Liquidity and Capital Resources

We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses. If the business combination is paid for with debt or equity securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or working capital.

At March 31, 2007, we had cash outside of the trust account of approximately $3,518,969, cash held in the trust account of approximately $144,111,862, accrued expenses of approximately $513,069 and total liabilities of approximately $6,513,069 (which includes $6,000,000 of deferred underwriting discounts held in trust). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 12, 2009, assuming that an initial business combination is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover legal, accounting and other third party expenses in connection with the due diligence investigation structuring and negotiation of a business combination, travel expenses, legal and accounting expenses related to SEC and other regulatory filings and reporting obligations, insurance and other miscellaneous expenses.

We intend to focus on potential target businesses with valuations between $110 million and $500 million. We believe that our available working capital, together with the issuance of debt or equity securities, if necessary, would support the acquisition of such a target business. Such debt may include a long term debt facility, a high-yield notes offering or similar such debt financings, and depending upon the business of the target company, inventory, receivables or other secured asset-based financing. The mix of additional debt and/or equity would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the rules of the American Stock Exchange or other similar body.

Recent Developments

Not Applicable.

Critical Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings per common share

Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if issued, would have a material effect on the accompanying Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of future cash flows to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market-driven rates or prices. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. The net proceeds from our initial public offering held in trust have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Accordingly, our only market risk exposure relates to fluctuation in interest rates.

As of March 31, 2007, approximately $144,111,862 (excluding $6,000,000 of deferred underwriting discounts and commissions) was held in trust for the purpose of consummating a business combination. The proceeds held in trust (including $6,000,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued by the United States. As of March 31, 2007, the annualized 7-day current yield payable on our investment was approximately 5.21%. Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2007 would result in a decrease of approximately $111,157 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 26, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of March 31, 2007, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

Risks Associated with Our Business

We are a development stage company with no operating business and, accordingly, you have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated company, with nominal assets and without an operating business or results therefrom to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We will not generate any revenues until after the consummation of our initial business combination. We cannot assure you as to when or if our initial business combination will occur.

We may not be able to consummate our initial business combination within the required time frame, in which case, we would be forced to dissolve and liquidate.

We must consummate an initial business combination with one or more operating businesses whose fair market value is, either individually or collectively, equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions held in the trust account in the amount of $6,000,000) at the time of the execution of the definitive agreement for the acquisition within 15 months after the consummation of this offering (or within 24 months after the consummation of this offering, if a letter of intent, agreement in principle or a definitive agreement has been executed within 15 months after the consummation of this offering). If we fail to consummate our initial business combination within the required time frame, we will be forced to dissolve and liquidate. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We cannot assure you as to when or if our initial business combination will occur.

The ability of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our existing stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Our maximum conversion percentage of 29.99999% is greater than the maximum conversion percentage of similarly structured development stage companies, the majority of which provide for a maximum conversion percentage of 19.99999%. If public stockholders holding the maximum number of shares which may be converted, an aggregate of approximately 5,624,999 shares, properly exercise their conversion rights, the trust account would be required to disburse to them an aggregate of approximately $43,109,986, at a conversion price of $7.66 per share (before taking into account interest earned on proceeds held in the trust account, taxes payable on such interest and rights of creditors to funds held in the trust account, if any). Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of an acquisition target, which could compel us to restructure or abandon a particular business combination.

Since we have not yet identified a prospective acquisition target, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds from our initial public offering prove to be insufficient, because of the size of our initial business combination or because a significant number of shares have been converted into cash, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of acquisition target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

If we are forced to distribute the funds held in the trust account before consummating our initial business combination, our public stockholders may receive less than $8.00 per share upon distribution of amounts held in the trust account and our remaining assets distributable to them and our warrants will expire worthless.

If we fail to consummate our initial business combination within the time period and on the terms described in our prospectus and thereafter distribute to the public stockholders the amount held in the trust account and our remaining assets distributable to them, the total amount distributable per share may be less than $8.00 because of the expenses related to this offering, and our corporate, general and administrative expenses, including expenses relating to identifying a potential target company. Although all of the principal amount of the proceeds deposited in the trust account will be available for distribution to our public stockholders in accordance with our plan of distribution (unless reduced by the payment of third party claims), the interest on such principal sum available for distribution will be reduced by such amount as may be necessary to pay taxes on such interest income.

If we do not consummate an initial business combination within the time period and terms described in this prospectus and we are required to dissolve and liquidate, we anticipate that our liquidation will occur pursuant to Section 281(b) of the Delaware General Corporation Law and, in that event, our board of directors will be required under Section 281(b) to adopt a plan of distribution pursuant to which we shall pay or make reasonable provision to pay all of our existing claims and obligations, all of our contingent, conditional or unmatured contractual claims, all claims against us that are the subject of a pending suit, and all claims against us that are likely to arise or become known within 10 years after our dissolution. Our remaining assets shall be reduced by amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our expenses arising during our remaining existence and the costs of our dissolution and liquidation. The costs of our dissolution and liquidation are expected to consist of the preparation of a plan of distribution and the approval of that plan and our dissolution by our board of directors, the submission thereof to a vote by our stockholders (including the preparation of the proxy statement, the engagement of proxy solicitation firms and the conduct of a special meeting of stockholders), our continuing public reporting obligations, including the services of our counsel and independent public accounting firm, and the winding up of our affairs, including legal fees that we may incur in the event of disputes with any claimants or creditors. We estimate that our total costs and expenses for implementing and completing our dissolution and our plan of distribution will be in the range of $75,000 to $100,000.

We intend to manage our expenses to provide that there will be sufficient funds available out of our remaining assets not held in trust to fund these expenses and our other liabilities and obligations. We cannot assure you that there will be sufficient remaining assets to cover our liabilities and obligations. In addition, claims of third parties may have priority over the funds so distributable (including the funds held in the trust account), which may further decrease the amount distributed to the public stockholders. To the extent that there are neither sufficient remaining assets nor a valid claim against the trust, then such liabilities and obligations may remain unsatisfied. Furthermore, the warrants will expire worthless if we liquidate before the consummation of our initial business combination.

Because there are numerous companies with a business plan similar to ours seeking to consummate an initial business combination, it may be more difficult for us to do so.

Based upon publicly available information as of February 15, 2007, we have identified approximately 87 similarly structured companies which have gone public since 2003, of which 20 have actually consummated a business combination. As of such date, the remaining 67 companies have more than $5.5 billion in trust and are seeking to consummate business combinations. Of these companies, 24 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. In addition, while some of the companies must consummate their respective business combinations in specific industries, a significant number of them may consummate their business combinations in any industry they choose or have very broad definitions of the industries they will target. Therefore, we may be subject to competition from these and other companies as well as financial institutions and numerous other buyers for potential acquisitions. As a result, we face increased competition in targeting an operating business. Furthermore, there are also 48 similarly structured companies currently in registration planning to raise approximately $4.1 billion and there are likely to be more such companies filing registration statements for initial public offerings after the date of this prospectus and prior to the consummation of our initial business combination.

We cannot assure you that we will be able to successfully compete for an attractive business combination. In addition, because of this competition, we cannot assure you that we will be able to effectuate our initial business combination within the required time period. Further, the fact that only 20 of such companies have consummated a business combination and only 24 of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive targets available to similarly structured companies or that many targets are not inclined to enter into a transaction with a similarly structured company. Moreover, we will also compete with private equity funds, financial institutions and numerous other buyers for potential acquisitions. If we are unable to consummate an initial business combination within the required time period, we will be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity funds, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, together with additional financing if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;
•

our obligation to convert into cash certain shares of common stock in the event a business combination is consummated and public stockholders owning up to 29.99999% of the shares sold in this offering vote against such business combination and exercise their conversion rights may reduce the resources available for a business combination; and

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions. We cannot assure you that we will be able to convince such sellers. Furthermore, consummating our initial business combination through more than one acquisition would likely result in increased due diligence and negotiation costs. Additionally, the difficulties involved in consummating multiple acquisitions concurrently may increase the likelihood that we would be unable to successfully consummate our initial business combination in a timely manner.

We may only be able to consummate our initial business combination with a single target business, which may cause us to be solely dependent on a single business permanently or for an extended period.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business permanently or for an extended period of time.

Our initial business combination must be consummated with one or more operating businesses whose fair market value is, either individually or collectively, equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions held in the trust account in the amount of $6,000,000) at the time of the execution of a definitive agreement for the acquisition. While we expect that our initial business combination will involve only one business, it is possible that we may seek to consummate business combinations with more than one business, in which case such acquisitions must be consummated simultaneously. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required threshold of 80% of our net assets. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business when deciding between one target business meeting such 80% threshold and comparable multiple target businesses collectively meeting the 80% threshold. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business.

If you vote in favor of our initial business combination and such combination is approved and consummated, a portion of the trust account may be disbursed to stockholders who vote against such combination and properly exercise their conversion rights and will not be available to us for any purpose.

If our initial business combination is approved and consummated, stockholders who vote against such combination and properly exercise their conversion rights will be entitled to receive a pro rata share of the amount held in the trust account, including any interest earned on amounts held and underwriting discounts and commissions deposited in the trust account (net of taxes payable on such interest and rights of creditors to funds held in the trust account if any). Such amount, an aggregate of approximately $43,109,986, at a conversion price of $7.66 per share (before taking into account interest earned on the proceeds held in the trust account, taxes payable on such interest and rights of creditors to funds held in the trust account, if any), will be paid from the trust account and will therefore not be available to fund either such business combination or our future operations.

You will not be entitled to protections normally afforded to investors of blank check companies under the federal securities laws.

Because the net proceeds of our initial public offering are intended to be used to consummate our initial business combination with one or more operating businesses that have not been identified, we may be deemed to be a “blank check” company under the federal securities laws. However, because on consummation of our initial public offering we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon closing of our offering that included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies according to Rule 419. Among other things, this means our units are immediately tradable and we have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419.

Under Delaware law, the requirements and restrictions relating to the consummation of our initial business combination contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our initial business combination that shall apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;
•

we may only consummate our initial business combination if: (i) it is approved by a majority of the shares of common stock voted by holders of shares of common stock sold in this offering; and (ii) holders of shares of common stock sold in this offering owning no more than 29.99999% of the shares sold in this offering both vote against such business combination and properly exercise their conversion rights;

•

if our initial business combination is approved and consummated, holders of shares of common stock sold in this offering who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account (including the deferred underwriting compensation and the interest earned on the amount held in the trust account, net of taxes); and

•	if our initial business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus:
o

our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities;

o	our board of directors will be required to adopt, within 15 days thereafter, a resolution pursuant to Section 275(a) of the Delaware General Corporation

Law finding our dissolution advisable and provide such notices to our stockholders as required by Section 275(a) as promptly thereafter as possible; and

o	if stockholders owning a majority of shares of common stock approve our dissolution, we must promptly adopt a plan of distribution in accordance with the terms of this offering.

Our amended and restated certificate of incorporation requires the approval of 100% of the voting power of all shares of common stock to amend the above-described provisions until the consummation of our initial business combination. However, the validity of provisions requiring 100% approval of an amendment of the amended and restated certificate of incorporation under Delaware law has not been settled. A court could conclude that such approval requirement violates the stockholders’ implicit rights to amend a corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to holders of shares of common stock sold in this offering.

If third parties bring claims against us, the proceeds held in trust and the per-share liquidation price received by stockholders could be reduced. Our public stockholders may lose all or substantially all of their investment due to third party claims.

Our placing of the net proceeds from our initial public offering in trust may not protect those funds from third party claims against us. If our stockholders approve our dissolution, we will be required, pursuant to Delaware General Corporation Law Sections 280 and 281, to adopt a plan of distribution paying or making reasonable provision to pay all our claims and obligations, including contingent or conditional claims, which we intend to pay, to the extent sufficient to do so, from our funds not held in trust. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors and we could be required to pay our creditors prior to making any distributions to the holders of common stock sold in this offering. We will seek releases, waivers or similar agreements waiving any right, interest or claim in or to any amounts held in the trust account from:

•	each vendor, service provider or other person who is owed money by us for services rendered or products sold; and
•	each target business with which we enter into a written letter of intent, confidentiality or non-disclosure agreement or other written agreement.

Such vendors, service providers or other persons rendering services in connection with our initial business combination may include attorneys, accountants, investment banks, ILUT Srl, appraisers and miscellaneous service providers (such as insurance providers, benefit consultants or environmental consultants). We cannot guarantee that we will be able to obtain such releases, waivers or similar agreements or that they will be valid and enforceable.

Our officers have agreed, however, that, upon our dissolution and liquidation, they shall, jointly and severally, indemnify us for any claim by any such vendor, service provider or other person or any such target business, except with respect to claims made by a vendor, service provider or other person or a target business that shall have signed such a release, waiver or similar agreement, and that the amount of such indemnification shall be limited to the amount by which such claim actually reduces the amount of funds held in the trust account. However, our officers will not indemnify us for any claim for which we obtain a release, waiver or similar agreement, even if such waiver, release or similar agreement is held to be unenforceable. As a result, if any such release, waiver or similar agreement is not valid and enforceable, the claimant may be able to seek payment from the funds held in trust. If a current officer ceases to be an officer of Symmetry for any reason, such officer’s liability will extend solely to claims arising out of acts or omissions during such person’s tenure as an officer of us. We cannot assure you that our current officers will be able to satisfy such indemnification obligations and we have not independently ascertained the financial ability of our officers to do so.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. It is possible that other actions by creditors or others could also render the trust account subject to claims of third parties. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than $8.00 without taking into account interest earned on the trust account (net of taxes payable on such interest), due to claims of creditors. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

If we do not timely consummate our initial business combination, we will be required to dissolve, but such dissolution requires the approval of holders of a majority of our outstanding stock in accordance with Delaware law. Without this stockholder approval, we will not be able to dissolve and liquidate and we will not distribute funds from our trust account to holders of our common stock sold in this offering.

If we do not consummate an initial business combination within 15 months after the consummation of this offering (or within 24 months after the consummation of this offering, if a letter of intent, agreement in principle or definitive agreement is executed within 15 months after the consummation of this offering and the business combination relating thereto is not consummated within such 15-month period), our amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors no later than 15 days after the expiration of such time period adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Section 275 of the Delaware General Corporation Law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval,

•	our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors’ recommendation that we dissolve;
•	we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the SEC;
•

if the SEC does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statement to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution.

In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution. If we are not able to obtain approval from the holders of a majority of our outstanding shares of common stock, we cannot dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in this offering and these funds will not be available for any other corporate purpose.

If we do not timely consummate our initial business combination, we will be required to dissolve. At that time, our management team will no longer be obligated or committed to work exclusively for or on behalf of Symmetry.

If we do not consummate an initial business combination within 15 months after the consummation of this offering (or within 24 months after the consummation of this offering, if a letter of intent, agreement in principle or definitive agreement is executed within 15 months after the consummation of this offering and the business combination relating thereto is not consummated within such 15-month period), our amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors no later than 15 days after the expiration of such time period adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution.

At that time, the obligations of (a) our officers and directors to present to us for our consideration, prior to presentation to any other person, any suitable opportunity to consummate a business combination involving an industrial, asset-based business which is in or is a supplier to the basic industries sector; (b) Messrs. Playford, De Gasperis and Lepore to not provide advisory, consulting or similar services (including service as a director) to any other person that is a competitor in the acquisition of businesses that we could also reasonably be expected to seek to acquire; and (c) Messrs. De Gasperis and Lepore to be employed full-time to conduct our affairs, will cease. Accordingly, upon the initiation of dissolution proceedings by us, our management team will be able to take such actions, present such opportunities and perform such services for their own benefit or the benefit of others.

Upon distribution of the trust fund, our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them and such stockholders could be liable for third party claims under fraudulent conveyance laws or monies distributed to such stockholders could be subordinate in priority to claims of our bankruptcy creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, it is our intention to make liquidating distributions to our holders of common stock sold in this offering as soon as reasonably practicable following our dissolution in accordance with Section 281(b) of the Delaware statute. Therefore, our stockholders potentially could be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our holders of common stock sold in this offering may extend beyond the third anniversary of such dissolution.

In addition, even after the distribution of the funds held in the trust account to our public stockholders, our creditors may be able to hold our public stockholders liable under fraudulent conveyance laws or other debtor-creditor laws for claims that these creditors have against us in an amount not to exceed the amount of any distributions to our public stockholders following our dissolution.

Because we have not currently selected any prospective target businesses with which to consummate our initial business combination, we are unable to currently ascertain the merits or risks of any particular target business’ operations or the industry or business in which we may ultimately operate.

Although we intend to focus our efforts on acquiring industrial asset-based businesses that are in, or are suppliers to, the basic industries sector, and that are based in North America, we are not limited to any particular industry or type of business. Accordingly, there is no reliable basis for you to currently evaluate the possible merits or risks of the particular industry or geography in which we may ultimately operate or the target business which we may ultimately acquire. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in any particular target business.

We may issue shares of our capital stock, including through convertible debt securities, to consummate our initial business combination, which would reduce the equity interest of our stockholders and could result in a change in control of Symmetry.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. Immediately after our initial public offering, there were 53,645,833 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 10,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date hereof to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to consummate our initial business combination. We have not engaged in any preliminary discussions concerning such issuances. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of investors in this offering;
•	may provide greater rights to the holders of preferred stock to the rights of the holders of common stock;
•

may cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to consummate our initial business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date hereof to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to consummate an initial business combination. The incurrence of debt:

•	may lead to default and foreclosure on our assets if our operating earnings after a business combination are insufficient to pay our debt obligations;
•	may cause an acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt agreements, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and earned interest, if any, upon demand to the extent any debts are payable on demand; and
•

may hinder our ability to obtain additional financing, if necessary, to the extent any debt agreements contain covenants restricting our ability to obtain additional financing while such debt is outstanding, or to the extent our existing leverage discourages other potential investors.

Our ability to successfully consummate our initial business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel and the loss of Mr. De Gasperis could adversely affect our ability to operate. In addition, some of our key personnel may join us following such business combination and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations.

Our ability to successfully consummate our initial business combination will be completely dependent upon the efforts of our key personnel, including Corrado De Gasperis, our Chief Executive Officer, and Dr. Domenico Lepore, our President. The unexpected loss of Mr. De Gasperis’ service could have a detrimental effect on us. We expect one or more members of our current management team to continue to serve on our board of directors and to be involved in day-to-day operations following consummation of our initial business combination, subject to our specific needs and continued election by the stockholders. However, there is no assurance they will do so. In addition, because we have not identified a potential target business, the future role of our key personnel following consummation of our initial business combination cannot presently be fully ascertained. Although we expect that Mr. De Gasperis and Dr. Lepore would remain with the survivor of the business combination serving in the capacity of an officer and director thereof, they are not currently obligated to do so.

In addition, depending on the target business and its needs, we will attempt to retain its management or will recruit new management team members. While we intend to closely scrutinize the existing management of the target business and any additional managers we engage after consummation of our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations. Specifically, we may be required to expend significant time and money in documenting and updating the target business’ disclosure controls and procedures and internal control over financial reporting to comply with the requirements of The Sarbanes-Oxley Act of 2002.

Our officers and directors have no experience with blank check or development stage companies, which may affect your ability to adequately evaluate their ability to successfully consummate an initial business combination.

Although certain of our officers and directors, including Mr. Playford, have experience with Canadian-based acquisition companies, none of our officers or directors or any of their affiliates have ever been associated with a blank check company or a development stage company. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate a business combination.

Our officers and directors may not have significant experience or knowledge of the industry of the target business.

If we decide to acquire a target business that operates in a field outside of the realm of experience of our officers and directors, we cannot assure you that our officers and directors will have gained enough experience or have sufficient knowledge relating to the industry of the target business to make an appropriate acquisition decision.

Our existing stockholders own shares of common stock that will not participate in distributions from the trust account and, therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our existing stockholders own an aggregate of 4,687,500 shares of our common stock that were issued prior to our initial public offering, but have waived their right to receive distributions from the trust account with respect to those shares if we are unable to consummate our initial business combination. Additionally, certain of our existing stockholders purchased an aggregate of 4,166,667 warrants in a private placement for an aggregate of $3,750,000 on the same terms as the public warrants, except as otherwise necessary to reflect the fact that they were sold in a private placement, permit delivery of unregistered shares upon exercise and permit net cashless exercise so as to, among other things, permit tacking of holding periods under Rule 144. The securities owned by our existing stockholders prior to our initial public offering, including those purchased in the private placement, will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers who are existing stockholders may influence their motivation in timely identifying and selecting a target business and consummating our initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may have insufficient resources to cover our operating expenses and the expenses of consummating our initial business combination.

Approximately $6,300,000 of the gross proceeds from our initial public offering were not deposited in the trust account and were used to pay the expenses of this offering, including $4,500,000 in underwriters’ discounts and commissions that are not deferred. After payment of the offering expenses and repayment of the loan of $500,000 from a director and stockholder, Mr. Playford, we will use the proceeds from the private placement to cover our expenses for the next 24 months, including expenses incurred in identifying a target business and the negotiation and consummation of our initial business combination. We have estimated our operating budget to be $3,250,000. We believe that such amount will be sufficient for such purposes and is based on our estimate of those costs. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination, we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated, the size of a proposed business combination is larger than we expect or we become obligated to redeem for cash a significant number of shares from dissenting stockholders. If we do not have sufficient proceeds available to fund our expenses (including such down payment or exclusivity fee) or our proposed business combination, we may be forced to obtain additional financing. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot obtain additional financing when needed, we would be compelled to restructure or abandon a particular business combination or seek alternate target businesses and eventually may be forced to dissolve and liquidate prior to consummating our initial business combination. In addition, if we consummate our initial business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our existing stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Upon consummation of our initial public offering, our existing stockholders collectively owned at least 20% of our issued and outstanding shares of common stock. After consummating our initial business combination, the existing stockholders’ shares owned prior to this offering and purchased in this offering will continue to be held in escrow.

In connection with the vote required for our initial business combination, our existing stockholders have agreed to vote all of the shares of common stock owned by them, including any shares that they acquired through the directed unit program, in the same way as the holders of the majority of the shares sold to the public in this offering.

There may not be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. Accordingly, our existing stockholders will continue to exert control at least until the consummation of our initial business combination.

The warrants may have an adverse effect on the market price of our common stock and make it more difficult to consummate our initial business combination using our common stock as consideration.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 18,750,000 shares of common stock. To the extent that we issue shares of common stock to consummate our initial business combination, the potential for the issuance of 18,750,000 additional shares upon exercise of the warrants could make us a less attractive acquisition vehicle to a target business because such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to consummate our initial business combination. Accordingly, the warrants may make it more difficult to consummate our initial business combination or increase the cost of a business combination. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the warrants are exercised, you will experience additional dilution.

If our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to consummate our initial business combination.

Our existing stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our existing stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 4,687,500 shares of common stock (or, upon exercise of the private placement warrants, 8,854,167 shares of common stock) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading price of our common stock.

The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange.. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to our initial business combination. Additionally, in connection with our initial business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements again. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for Symmetry;
•	a decreased ability to issue additional securities or obtain additional financing in the future; and
•	a decreased ability of our stockholders to sell their securities or our warrant holders to exercise their warrants because of state securities law restrictions.

A market for our securities may not develop, which could adversely affect the liquidity and price of our securities.

Stockholders should be aware that they cannot benefit from information about prior market history as to their decision to invest in our securities. In addition, the price of our securities may vary significantly due to changes in general economic conditions and forecasts, our general business condition and release of our financial reports.

Furthermore, an active trading market for our securities may not be maintained. Investors may be unable to sell our securities unless a market maintained.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the public warrants at the time that our warrant holders exercise their public warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our public warrants and such warrants may expire worthless.

Holders of our public warrants will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants following completion of this offering, to the extent required by federal securities laws, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities. The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. Such warrants may expire worthless.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants sold in the private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the public warrants will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you or while a prospectus is not current, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants, in whole and not in part, at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may determine to exercise our right to redeem the outstanding warrants while a current prospectus relating to the common stock issuable upon exercise of the warrants is not available, in which case the warrants will not be exercisable prior to their redemption.

Risks Associated with Our Target Industries

We will be dependent on the industries of our customers. Our results of operations may deteriorate during global and regional economic downturns.

After we consummate our initial business combination, we expect that many of our products may be sold to global basic industries that are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers will be affected by changes in global and regional economic conditions. Accordingly, we may be directly affected by changes in global and regional economic conditions. These conditions are affected by events and circumstances beyond our control such as geopolitical events, changes in demand by consumers, businesses and governments and policy decisions by governments and central banks. As a result of changes in global and regional economic conditions, demand and pricing for our products sold to these industries may fluctuate significantly.

Demand for our products sold to these industries may be adversely affected by improvements in our products as well as in the manufacturing operations of customers, which reduce the rate of consumption or use of our products for a given level of production by our customers.

Sales volumes and prices of our products sold to these industries are impacted by the supply/demand balance as well as overall demand and growth of and consolidation within the end markets for our products. In addition to the factors mentioned above, the supply/demand balance is affected by factors such as business cycles, rationalization within our industry, and output and productivity within our industry and the end markets for our products, some of which factors are affected by decisions by us.

We cannot assure you that any of the industries to which we will sell products will continue to strengthen as a result of current economic conditions. Accordingly, we cannot assure you that there will be stability or growth in demand for or prices of our products sold to these industries. An adverse change in global or certain regional economic conditions could adversely affect us in a material way.

We may be subject to risks associated with operations in multiple countries.

A substantial portion of our net sales may be derived from sales outside of the U.S., and a substantial portion of our operations and our total property, plant and equipment and other long-lived assets may be located outside the U.S. As a result, we may be subject to risks associated with operating in multiple countries, including:

•

currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies, translation of various currencies into dollars for U.S. reporting purposes, realization of deferred tax assets in various jurisdictions and impacts on results of operations due to the fact that costs of foreign subsidiaries are primarily incurred in local currency while their products may be sold in dollars;

•	imposition of or increases in customs duties and other tariffs;
•	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars, making of intercompany loans by subsidiaries or remittance of dividends, interest or principal payments or other payments by subsidiaries;

•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes on remittances and other payments by subsidiaries;
•	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. governments;
•

inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	nationalization and other risks which could result from a change in government or other political, social or economic instability.

We cannot assure you that such risks will not have a material adverse effect on us in the future.

In general, our results of operations and financial condition will be affected by inflation in each country in which our target business will have a manufacturing facility. We cannot assure you that future increases in our costs will not exceed the rate of inflation or the amounts, if any, by which we may be able to increase prices for our products.

If relations between the United States and a foreign government deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and non-U.S. governments is subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a non-U.S. country in which we acquire a target business or move our principal manufacturing operations.

Because we may acquire an operating business or conduct operations outside of the United States, we may be unable to enforce our legal rights against non-U.S. persons.

Laws of jurisdictions outside the United States may govern many of our material business and operating agreements. We cannot assure you that we will be able to enforce any of our material agreements or that sufficient remedies will be available outside of the United States. Even if we are able to obtain judgments from a United States court with regard to a material agreement against a foreign person, we may not be able to enforce such judgments outside of the United States. The inability to enforce or obtain a remedy under any of our future agreements may have a material impact on our future operations.

Our ability to grow and compete effectively depends on protecting our intellectual property. Failure to protect our intellectual property could adversely affect us.

We believe that the intellectual property that we acquire could be important to our growth. Failure to protect our intellectual property may result in the loss of the exclusive right to use our technologies. We expect to rely on patent, trademark, copyright and trade secret laws and confidentiality and restricted use agreements to protect our intellectual property. Some of our intellectual property may not be covered by any patent, copyright or trademark applications or registrations or any such agreement.

We may also own or obtain exclusive licenses to various domestic and foreign patents related to our technologies. These patents may expire, and/or these licenses may expire or terminate, at various times in the future. When such patents expire, and/or if any exclusive licenses expire or terminate, we will no longer have the right to exclude others from making, using or selling the claimed inventions covered under the patents or the exclusive licenses, as the case may be. Similarly, if any trademarks or copyrights owned by us expire, or if any exclusive licenses granted to us by a third party in any trademarks or copyrights expire or is terminated, we will no longer have the right to exclude others from using the technology or work covered under these trademarks or copyrights or exclusive licenses, as the case may be.

We may also own or obtain non-exclusive licenses in various technology, products or intellectual property owned by third parties, including, applicable patent, copyright and trademark licenses. In some cases, these non-exclusive licenses may cover intellectual property that is critical or material for our operations or the business going forward. When such non-exclusive licenses expire or are terminated, we will no longer be able to use the technology, products or intellectual property covered under such licenses.

Patents are subject to complex factual and legal considerations. Accordingly, there can be uncertainty as to the validity, scope and enforceability of any particular patent. Therefore, we cannot assure you that:

•	any of the U.S. or non-U.S. patents hereafter owned by us, or that third parties may in the future license to us, will not be circumvented, challenged or invalidated;
•	any of the U.S. or non-U.S. patents that third parties may non-exclusively license to us in the future, will not be licensed to others;
•	any of the inventions that we may seek to patent in the future will be issued at all or cover the breadth of claim coverage sought by us;
•	any patent licenses granted to us, whether on an exclusive or a non-exclusive basis, will not be terminated by the applicable licensor(s); or
•	patent licenses granted to us will not contain any restrictive covenants.

Other forms of intellectual property such as trademarks and copyrights may also be subject to complex factual and legal considerations. Therefore, we cannot assure you that:

•	any of the U.S. or non-U.S. trademarks or copyrights hereafter owned by us, or that third parties license to us, will not be contested or challenged;
•	any of the U.S. or non-U.S. trademarks or copyrights that third parties may non-exclusively license to us, will not be licensed to others;
•	any copyright and trademark licenses granted to us, whether on an exclusive or a non-exclusive basis, will not be terminated by the applicable licensor(s); or
•	copyright and trademark licenses granted to us will not contain any restrictive covenants.

We cannot assure you that agreements designed to protect our proprietary know-how and information will not be breached, that we will have adequate remedies for any such breach, or that our strategic alliance partners, consultants, employees or others will not assert rights to intellectual property arising out of our relationships with them.

In addition, effective patent, trademark and trade secret protection may be limited, unavailable or not applied for in the U.S. or in any of the non-U.S. countries in which we may operate.

Moreover, we cannot assure you that the use of our inventions or technology (whether or not patented or patentable), proprietary know-how or business processes will not infringe the intellectual property rights of others. Also, we cannot assure you that the use of any intellectual property or technology used by us under a license will not infringe the intellectual property of third parties.

Intellectual property protection also does not protect against technological obsolescence due to developments by others or changes in customer needs.

Our ability to establish and maintain our competitive advantage through our technology and any intellectual property rights may be achieved, in part, by prosecuting claims against others whom we may believe to have misappropriated our technology or have infringed upon our intellectual property rights, as well as by defending against misappropriation or infringement claims brought by others against us. Our involvement in litigation to protect or defend our rights in these areas could result in a significant expense to us, adversely affect the development of sales of the related products, and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

If necessary, we may seek exclusive or non-exclusive licenses to intellectual property of others, including any copyright, trademark and/or patent licenses. However, we can give no assurance to you that we will be able to obtain such licenses or that the terms of any such licenses will be acceptable to us. Our failure to obtain a license from a third party for its intellectual property that is necessary for us to make or sell any of our products or offer any of our services could cause us to incur substantial liabilities and to suspend our operations or provision of certain services, manufacture or shipment of products, or use of processes requiring the use of such intellectual property.

Manufacturing operations are subject to increasingly stringent health, safety and environmental requirements.

We may use and generate hazardous substances in any manufacturing operations we acquire. In addition, properties on which we may operate in the future may be used or may have previously been used for industrial purposes. Further, those manufacturing operations may involve risks of personal injury or death. We may be subject to increasingly stringent environmental, health and safety laws and regulations relating to our future properties and neighboring properties and our future operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potential material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury as a result of an unsafe workplace. Further, noncompliance with or stricter enforcement of existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

We may be dependent on supplies of raw materials and energy at affordable prices. Our results of operations could deteriorate if that supply is substantially disrupted for an extended period.

We may purchase raw materials and energy from a variety of sources. We may purchase them under short term contracts or on the spot market, in each case at fluctuating prices. The availability and price of raw materials and energy may be subject to curtailment or change due to:

•	limitations which may be imposed under new legislation or regulation;
•	suppliers’ allocations to meet demand of other purchasers during periods of shortage (or, in the case of energy suppliers, extended cold weather);
•	interruptions in production by suppliers; and

•	market and other events and conditions.

We cannot assure you that we will be able to successfully mitigate future increases in the price of raw materials or energy. A substantial increase in raw material or energy prices which cannot be mitigated or passed on to customers or a continued interruption in supply would have a material adverse effect on us.

Our results of operations could deteriorate if the manufacturing operations we acquire were substantially disrupted for an extended period.

Any manufacturing operations that we may acquire may be subject to disruption due to extreme weather conditions, floods and similar events, major industrial accidents, strikes and lockouts, adoption of new laws or regulations, changes in interpretations of existing laws or regulations or changes in governmental enforcement policies, and other events. We cannot assure you that no such events will occur. If such an event occurs, it could have a material adverse effect on us.

We may enter into an industry that is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

Many of the companies with which we may enter into a business combination participate in industries that compete (other than with respect to new products) primarily on product differentiation and quality, delivery reliability, price and customer service. Price increases by us or price reductions by our competitors, decisions by us or our competitors with respect to prices, volumes or profit margins, technological developments, changes in the desirability or necessity of entering into long term supply contracts with customers or other competitive or market factors or strategies could adversely affect our market share, net sales or net income.

Competition with respect to new products is expected to be based primarily on product innovation, performance and cost effectiveness as well as customer service.

Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us.

We may enter into an industry that is highly speculative and capital intensive.

Many of the companies with which we may enter into a business combination operate in industries that are highly speculative and capital intensive, including the mining and chemical industries. Mineral exploration involves significant risk because few explored properties contain bodies of ore that would be commercially economic to develop into producing mines. Most mineral exploration efforts are not successful, in that they do not result in the discovery of minerals of sufficient quantity or quality to be profitably mined. Many chemical research and development efforts are also unsuccessful in developing a new formula or product, despite the investment of significant time and money.

If we consummate a business combination with a business in the energy industry, conservation measures and technological advances could reduce demand for oil and gas, negatively impacting our revenues.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, and technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. We cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we consummate a business combination with a business in the energy industry, we may be subject to intense government regulation.

The energy industry is subject to regulation and intervention by governments throughout the world in such matters as exploration and production interests, environmental protection controls, controls over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation, cancellation or non-renewal of contract rights. The energy industry is also subject to the payment of royalties and taxation, which tend to be high compared with those payable in respect of other commercial activities and operates in certain tax jurisdictions which have a degree of uncertainty relating to the interpretation of, and changes to, tax law. As a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations.

If we consummate a business combination in the energy or energy-related infrastructure sector, we may experience cost overruns on an infrastructure project we undertake in connection with our acquired business, and our profitability would be negatively affected.

If we undertake an infrastructure project to complete, upgrade or expand our acquired business, we may experience cost overruns. Any cost overrun may adversely affect our profitability and could also adversely affect our ability to secure additional financing and complete the project on schedule, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2007, certain of our existing stockholders purchased an aggregate of 4,166,667 warrants for $.90 per warrant, or an aggregate purchase price of $3,750,000, in a private placement. The proceeds were used to repay the loan of $500,000, plus interest of approximately $17,137, from a director and shareholder. The remaining proceeds of the private placement are being used to fund our operating expenses over the next 24 months, including expenses incurred in identifying a target business and the negotiation and consummation of our initial business combination. As of March 31, 2007, we had approximately $3,518,969 of unrestricted cash available to us to fund our operating expenses.

On April 6, 2007, we used $220,000 of our general working capital to pay premiums associated with our directors and officers liability insurance. We also anticipate making the following expenditures:

•

approximately $2,000,000 of expenses for legal, accounting and other non-travel expenses in connection with due diligence investigations, structuring and negotiation of a business combination, including any down payment, lockup payment or earnest payment;

•	approximately $450,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and proxy solicitations in connection with a proposed business combination;
•	approximately $300,000 of travel expenses in connection with due diligence investigations, structuring and negotiation of a business combination; and
•	approximately $250,000 for general working capital that will be used for miscellaneous expenses and reserves.

On March 12, 2007, we consummated our initial public offering of 18,750,000 units, each consisting of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $5.50 per share. The units were sold at an offering price of $8.00 per unit, generating aggregate gross proceeds of $150,000,000. Our net proceeds from the sale of our units were $137,700,000, after deducting offering expenses of approximately $1,800,000 and underwriting discounts of $10,500,000. All such net proceeds are held in trust and will be disbursed only upon the consummation of our initial business combination or our dissolution and liquidation. In addition, of the underwriters’ discount, $6,000,000 is also held in trust. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-135353). The Securities and Exchange Commission declared the registration statement effective on March 6, 2007.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 12, 2007, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, in order to affect a stock split of our common stock, resulting in 4,687,500 shares issued and outstanding.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

1.1	Underwriting Agreement between the underwriters and the Registrant
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and
10.1	Letter Agreement between the Registrant and each of the officers of the Registrant
10.2	Letter Agreement between the Registrant and each of the directors of the Registrant, except Mr. Playford
10.3	Letter Agreement between the Registrant and Playford SPAC Portfolio Ltd.
10.4	Letter Agreement between the Registrant and Mr. Playford
10.6	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, as trustee, and the Registrant
10.7	Registration Rights Agreement among the Registrant and each of the existing stockholders of the Registrant
10.8	Stock Escrow Agreement between Continental Stock Transfer & Trust Company, as escrow agent, and the Registrant
10.9	Letter Agreement between the Registrant and Mr. Bailey
10.10	Warrant Subscription Agreement relating to the warrants issued in the private placement
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY HOLDINGS INC.

Date: May 7, 2007	By:	/s/ Corrado De Gasperis

Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)