Form 10-Q
period 2007-06-30
Symmetry Holdings Inc
filed 2007-08-10
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33342

_______________________

SYMMETRY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4790836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 W. 44th STREET 16th FLOOR NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

(646) 429-1505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 7, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SYMMETRY HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMMETRY HOLDINGS INC.

(a development stage company)

Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,449,385	$261,729
Cash and cash equivalents held in trust accounts	145,988,624	—
Restricted cash	1,250,000	—
Deferred offering costs	—	443,224
Deferred acquisition costs	1,205,930	—
Prepaid and other assets	166,536	9,301

Total current assets	151,060,475	714,254

Fixed assets
Equipment	29,411	—
Accumulated Depreciation	(2,742)	—

Total fixed assets	26,669	—

Other assets
Other Assets	47,779	—
Deferred Taxes	336	—

Total other assets	48,115	—

Total Assets	$151,135,259	$714,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$1,164,064	$357,165
Note payable, related party	—	500,000
Deferred underwriting fees	6,000,000	—
Accrued Taxes	636,431	—

Total current liabilities	7,800,495	857,165

Stockholders’ Equity (Deficit)
Preferred stock: $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 23,437,500 and 4,687,500	23,437	4,687
Additional paid-in-capital	142,341,524	—
Retained earnings (deficit accumulated) during the development stage	969,803	(147,598)

Total stockholders’ equity (deficit)	143,334,764	(142,911)

Total liabilities and stockholders’ equity (deficit)	$151,135,259	$714,254

See Accompanying Notes to Financial Statements

F-1

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Income

(unaudited)

	Three months ended June 30, 2007	From the period April 26, 2006 (date of inception) through June 30, 2006	Six months ended June 30, 2007	From the period April 26, 2006 (date of inception) through June 30, 2006	From the period April 26, 2006 (date of inception) through June 30, 2007
Formation and operating costs	$(467,596)	$(13,878)	$(579,035)	$(13,878)	$(723,307)

Loss before interest expense and income taxes	(467,596)	(13,878)	(579,035)	(13,878)	(723,307)

Interest income (expense), net	1,912,715	(875)	2,332,531	(875)	2,329,205
Income tax	(512,740)	—	(636,095)	—	(636,095)

Net income (loss)	$932,379	$(14,753)	$1,117,401	$(14,753)	$969,803

Net income (loss) per share – basic	$0.04	$0.00	$0.07	$0.00	$0.10

Net income (loss) per share – diluted	$0.03	$0.00	$0.06	$0.00	$0.09

Weighted average number of shares outstanding — basic	23,437,500	4,687,500	16,186,119	4,687,500	9,516,386

Weighted average number of shares outstanding — diluted	29,365,701	4,687,500	19,860,971	4,687,500	11,059,654

See Accompanying Notes to Financial Statements

F-2

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Stockholders’ Equity (Deficit)

For the period from April 26, 2006 (date of inception)

through June 30, 2007

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit Accumulated) During the Development Stage	Total
	Shares	Amount
Balance - April 30, 2006 (date of inception)	-	-	-	-	-
Common stock issued during the period	4,687,500	$4,687	-	-	$4,687

Net loss	-	-	-	(147,598)	(147,598)

Balance at December 31, 2006	4,687,500	4,687	-	(147,598)	(142,911)
Issuance of Warrants on March 5, 2007	-	-	3,750,000	-	3,750,000
Issuance of common stock on March 12,
2007, net of offering expenses	18,750,000	18,750	137,591,524	-	137,610,274
Issuance of Warrants on June 21, 2007	-	-	1,000,000	-	1,000,000

Net income	-	-	-	1,117,401	1,117,401

Balance - June 30, 2007	23,437,500	$23,437	$142,341,524	$969,803	$143,334,764

See Accompanying Notes to Financial Statements

F-3

SYMMETRY HOLDINGS INC.

(a development stage company)

Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2007	For the period from April 26, 2006 (inception) to June 30, 2006	For the period from April 26, 2006 (inception) to June 30, 2007

Cash flows from operating activities:
Net income	$1,117,401	$(14,753)	$969,803
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,742	—	2,742
Deferred Taxes	(336)	—	(336)
(Increase) Decrease in other current assets	(157,235)	—	(166,536)
Increase (Decrease) in accounts payable	(82,249)	1,412	41,661
Increase (Decrease) in accrued taxes	636,431	—	636,431
(Increase) Decrease in other non-current assets	(47,779)	—	(47,779)

Net cash provided by (used in) operating activities	1,468,975	(13,341)	1,435,986

Cash flows from investing activities
Cash held in trust	(143,700,000)	—	(143,700,000)
Increase in investments in trust	(2,288,624)	—	(2,288,624)
Increase in investments in escrow	(1,250,000)	—	(1,250,000)
Increase in acquisition	(83,527)	—	(83,527)
Purchase of equipment	(29,411)	—	(29,411)

Net cash used in investing activities	(147,351,562)	—	(147,351,562)

Cash flows from financing activities:
Gross proceeds from public offering - units	150,000,000	—	150,000,000
Gross proceeds from private offerings - warrants	4,750,000	—	4,750,000
Gross proceeds from private offering – common stock	—	4,687	4,687
Payment of offering costs	(6,179,757)	—	(6,389,726)
Proceeds from notes payable – related party	—	500,000	500,000
Interest payable on note - related party	—	1,875	—
Payment of note payable – related party	(500,000)	—	(500,000)

Net cash provided by financing activities	148,070,243	506,562	148,364,961

Net increase in cash	2,187,656	493,221	2,449,385
Cash, beginning of period	261,729	—	—

Cash, end of period	$2,449,385	$493,221	$2,449,385

Supplement Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$6,000,000	$84,528	$6,000,000

Accrued acquisition costs	$1,122,903	$—	$1,122,903

Cash paid for interest	$17,137	$—	$17,137

See Accompanying Notes to Financial Statements

F-4

Symmetry Holdings Inc.

(a development stage company)

Notes to Financial Statements

1.	BASIS OF PRESENTATION

The accompanying interim financial statements of Symmetry Holdings Inc. (the “Company”) should be read in conjunction with the financial statements for the period ending December 31, 2006 and notes thereto contained in the Company’s registration statement, effective March 6, 2007. The December 31, 2006 amounts were derived from the Company’s audited financial statements. The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the financial position as of June 30, 2007 and December 31, 2006, and the related income statements for three months and six months ended June 30, 2007, April 26, 2006 (inception) to June 30, 2006 and April 26, 2006 (inception) to June 30, 2007. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. The Company’s initial efforts in identifying target businesses has been focused on industrial, asset-based businesses, based in North America, that are in, or are suppliers to, the basic industries sector. All activity from April 26, 2006 (inception) through June 30, 2007, has been limited to organizational activities, activities relating to the Company’s initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and, since April 21, 2007, discussions and negotiations with Novamerican Steel Inc. (“Novamerican”) regarding an initial business combination. The Company has not engaged in any operations nor generated any revenues, other than interest income earned on the proceeds from the private placements and initial public offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering of units (as described in Note 4) (the “Offering”) was declared effective on March 6, 2007. On March 7, 2007, the units began trading on the American Stock Exchange under the symbol SHJ.U. On March 12, 2007, the Company’s Offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150,000,000. Net proceeds of $143,700,000, inclusive of deferred underwriting costs (see Note 4), are being held in a trust account at JPMorgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. At June 30, 2007, the balance of the trust was approximately $145,988,624 (or $145,352,529 net of $636,095 for federal, state, and local taxes, representing a conversion price per share for the public stockholders of $7.75 per share). The trust funds are invested in “government securities” within the meaning of, or money market funds meeting the conditions of Rule 2a-7 promulgated under, the Investment Company Act of 1940, and will not be released until the earlier of (i) the consummation of the Company’s initial business combination within the time period and on the terms described in the Company’s amended and restated certificate of incorporation or (ii) the Company’s dissolution and liquidation as described below. On April 4, 2007, the Company’s common stock and warrants began to trade separately under the symbols SHJ and SHJ.WS, respectively.

The Company, after signing a definitive agreement for a business combination, will submit such proposed transaction for stockholder approval. In the event that stockholders owning 29.99999% or more of the shares of common stock included in the units sold in the Offering both vote against the proposed business combination and exercise their conversion rights, the proposed business combination will not be consummated. The Company’s existing stockholders have agreed to vote all of their shares of common stock the same way as the majority of the shares of common stock voted by other persons who acquired shares of common stock included in the units sold in the Offering. After consummation of the initial business combination, these arrangements will no longer be applicable.

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

On June 21, 2007, the Company and its wholly owned indirect subsidiary, 632422 N.B. LTD. (“Acquisitionco”), a corporation existing under the laws of the Province of New Brunswick, entered into an arrangement agreement with Novamerican Steel Inc. (“Novamerican”), a corporation existing under the laws of Canada, to acquire all of the outstanding common shares of Novamerican in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”). Following completion of the Acquisition, Novamerican will be a wholly owned indirect subsidiary of the Company.The Acquisition is expected to be consummated in the second half of 2007, subject to the approval of the Acquisition by the Company’s stockholders, the approval of the arrangement by Novamerican’s stockholders, the receipt of approval of the court pursuant to the Canada Business Corporations Act, and the satisfaction of certain other conditions.

3.	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and equipment are stated at cost and primarily consist of office and computer equipment. Depreciation is typically computed using the straight-line method over 3-5 years.

The Company has adopted Statement of Financial Accounting Statement No. 123R “Accounting for Stock-Based Compensation” and the fair value method of valuing options. The Company does not currently have a stock-based compensation plan.

The Company’s financial instruments consist primarily of cash, cash and cash equivalents held in trust, restricted cash, and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which principally utilizes a balance sheet approach to provide for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.  109. “ FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. The Company adopted FIN 48 as of January 1, 2007.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the initial tax year ended December 31, 2006, the only year which is subject to examination for Federal and state purposes as of June 30, 2007.

The Company elected to report interest and penalties related to uncertain income tax positions as income tax expense.

4.	INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated its offering of 18,750,000 units at an offering price of $8.00. Each unit consists of one share of the Company’s common stock, $.001 par value, and one warrant. Accordingly, 18,750,000 of these public warrants were outstanding at June 30, 2007. Each warrant entitles the holder to purchase from the Company one share of common stock, $.001 par value per share, at an exercise price of $5.50 commencing on the later of (a) one year from the effective date of the final prospectus relating to the Offering or (b) the consummation of the Company’s initial business combination. The warrants will expire four years from the date of the final prospectus. The Company may redeem the outstanding warrants that constitute part of the units in the Offering, as well as the warrants that were issued in the private placement (as described in Note 6), in whole, but not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption.

On April 4, 2007, the Company’s common stock and warrants started trading separately under the symbols SHJ and SHJ.WS, respectively.

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended June 30, 2007	Six Months ended June 30, 2007	For the period from April 26, 2006 (inception) to June 30, 2007
Numerator:
Net Income	$932,379	$1,117,401	$969,803

Denominator:
Weighted-average common shares outstanding	23,437,500	16,186,119	9,516,386
Dilutive effect of warrants	5,928,201	3,674,852	1,543,268

Weighted-average common shares outstanding, assuming dilution	29,365,701	19,860,971	11,059,654

Net Income Per Share:

Basic	$0.04	$0.07	$0.10

Diluted	$0.03	$0.06	$0.09

6.	WARRANT PRIVATE PLACEMENTS

Certain of the Company’s founding stockholders purchased an aggregate of 4,166,667 warrants in a private placement, which was consummated on March 5, 2007, at a price of $.90 per warrant, or an aggregate purchase price of $3,750,000. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on March 5, 2011 or earlier upon redemption.

To further fund the Company’s working capital requirements, the Company’s Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

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

7.	RESTRICTED CASH

Restricted cash is $1,250,000 held in escrow by our lawyers, Davies, Ward, Phillips & Vineberg LLP, in connection with a portion of the reverse break fee the Company may be required to pay to Novamerican in the event it does not receive stockholder approval of the Acquisition.

8.	NOTE PAYABLE – RELATED PARTY

On May 31, 2006, the Company borrowed $500,000 under a secured promissory note from a director and stockholder. The note bore interest at a rate of 4.5% per annum, was secured by the assets of the Company and matured upon consummation of the private placement of warrants to the founding stockholders. On March 5, 2007, the Company repaid the loan of $500,000 and accrued interest of $17,137.

9.	DEFERRED OFFERING COSTS

Deferred offering costs consist of registration, accounting, legal and other administrative expenses incurred through the balance sheet date that are related to the Offering and charged to capital upon the receipt of proceeds from the Offering.

10.	DEFERRED ACQUISITION COSTS

Deferred acquisition costs are primarily related to the due diligence and arrangement agreement with Novamerican and consist primarily of legal, tax, accounting and other administrative expenses, including travel and related expenses, incurred through the balance sheet date.

11.	INCOME TAXES

Income tax expense was $512,740 and $636,095 for the three and six months ended June 30, 2007, respectively. The income tax expense represents the net federal, state and local income tax estimates, primarily resulting from the income earned on our Offering proceeds held in trust.

12.	STOCK SPLITS

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

13.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

14.	COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2007, the Company had reserved 23,704,069 shares of common stock for issuance upon exercise of redeemable warrants.

15.	COMMITMENTS

On March 15, 2007, the Company entered into a 6 month lease for office space at a rent of $4,500 per month.

If any of the parties terminates the arrangement agreement because the Company’s stockholders do not approve the Acquisition, or if Novamerican terminates the arrangement agreement because the Company has breached any of its covenants or any of its representations and warranties in any material respect, then the Company must immediately pay to Novamerican $1,250,000, and pay a further amount of $3,750,000 upon distribution of, and from, the funds on deposit in the Company’s trust account as promptly as practicable as part of (a) the dissolution and liquidation of the Company or (b) the release of funds in the trust account upon the Company’s consummation of its initial business combination, in each case in accordance with the Company’s amended and restated certificate of incorporation and all applicable laws.

16.	SUBSEQUENT EVENTS

The completion of the Novamerican Acquisition and the other transactions contemplated by the arrangement agreement are subject to various regulatory requirements and approvals, including approval of the stockholders of Novamerican holding at least 66 2/3% of votes cast at the special meeting of stockholders of Novamerican, approval of the stockholders of the Company pursuant to its amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada) and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).

On July 9, 2007, the Company filed its preliminary proxy statement with the U.S. Securities and Exchange Commission. On July 10, 2007, the Company and Acquisitionco submitted its application for review with the Director of Investments in accordance with the requirements of the Investment Canada Act. Such application is under review by the Director of Investments. On July 12, 2007, the Company and

Acquisitionco filed a request for an advance-ruling certificate with the Commissioner under the Competition Act (Canada). On July 20, 2007, the Company and Acquisitionco received an advance-ruling certificate from the Competition Bureau, providing their approval for the Acquisition to be completed. On July 24, 2007, the Company and Acquisitionco filed Notification and Report Forms under the HSR Act with the U.S. Department of Justice (the “DOJ”) and U.S. Federal Trade Commission (the “FTC”) and requested early termination of the waiting period. Such Notification and Report Forms and request for early termination of the waiting period are under review by the DOJ and FTC.

The filing fee’s associated with these filings totaled $291,155.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors” contained in our filings with the Securities and Exchange Commission (“SEC”), as well as by future decisions by us.

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

Overview

We are a development stage company organized under the laws of the State of Delaware on April 26, 2006. We were formed for the purpose of acquiring one or more operating businesses, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, and managing such businesses. Our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and, since April 21, 2007, discussions and negotiations with Novamerican Steel Inc. regarding a possible business combination. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placements and initial public offering. Since the consummation of our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have focused our search on industrial, asset-based businesses, based in North America, that are in, or are suppliers to, the basic industries sector. We have focused on potential target businesses with valuations between $110 million and $500 million. We have met with service professionals, other intermediaries and target companies, to discuss with them our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the initial business combination approval process, and the timeline under which we are operating before the proceeds of the Offering are returned to investors. Our initial business combination must be with one or more operating businesses, whose fair market value is, either individually or collectively, equal to at least 80% of our net assets at the time of the execution of a definitive agreement for such acquisition.

We have engaged legal and financial advisors to assist us in connection with due diligence investigations, structuring and negotiation of a business combination and to assist us with our SEC reporting obligations and other public company governance requirements.

On June 21, 2007, we and our wholly owned indirect subsidiary, 632422 N.B. LTD. (“Acquisitionco”), a corporation existing under the laws of the Province of New Brunswick, entered into an arrangement agreement with Novamerican Steel Inc. (“Novamerican”), a corporation existing under the laws of Canada, to acquire all of the outstanding common shares of Novamerican in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”). Following completion of the Acquisition, Novamerican will be a wholly owned indirect subsidiary of us.The Acquisition is expected to be consummated in the second half of 2007, subject to the approval of the Acquisition by our stockholders, the approval of the arrangement by Novamerican’s stockholders, the receipt of approval of the court pursuant to the Canada Business Corporations Act, and the satisfaction of certain other conditions.

Private Securities Offerings

On March 5, 2007, we consummated a private placement of 4,166,667 warrants for $.90 per warrant, or an aggregate purchase price of $3,750,000, with certain of our founding stockholders. The proceeds were used to repay the loan of $500,000, plus interest of approximately $17,137, from a director and shareholder and fund our operating expenses.

To further fund our working capital requirements, our Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of our initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

Public Securities Offerings

On March 12, 2007, we consummated our initial public offering of 18,750,000 units, each consisting of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $5.50 per share. Our common stock and warrants started trading separately as of April 4, 2007 under the symbols SHJ and SHJ.WS, respectively.

The units were sold at an offering price of $8.00 per unit, generating aggregate gross proceeds of $150,000,000. Our net proceeds from the sale of our units were $137,700,000, after deducting offering expenses of approximately $1,800,000 and underwriting discounts of $10,500,000. All such net proceeds, including the deferred underwriters’ discount of $6,000,000, are held in trust. We also incurred additional offering expenses, beyond those paid from the gross proceeds of the initial public offering, of approximately $105,179. These expenses have been paid from our general working capital and were primarily for travel and printing expenses.

Results of Operations

On April 6, 2007, we paid premiums of $220,000 associated with an 18-month directors and officers liability insurance policy.

For the period ended June 30, 2007, we have paid or incurred approximately $1,205,930 in expenses for due diligence investigation of prospective target businesses, legal and accounting fees for our SEC reporting obligations, regulatory listing fees, insurance and other miscellaneous expenses. In addition $1,250,000 is being held in escrow by our lawyers, Davies, Ward, Phillips & Vineberg LLP, in connection with a reverse break fee we may be required to pay to Novamerican in the event we do not receive stockholder approval of the Acquisition. We have also accrued $512,740 for the three months ended June

30, 2007 and $636,095 for the six months ended June 30, 2007, for the net federal, state, and local income tax estimates as a result of, primarily, the interest income earned on our Offering proceeds held in trust.

Liquidity and Capital Resources

At June 30, 2007, the balance of the trust was approximately $145,988,624 (or $145,352,529 net of $636,095 for federal, state, and local taxes, representing a conversion price per share for the public stockholders of $7.75 per share). This includes interest income earned from March 12, 2007 through June 30, 2007, of approximately $2,288,624.

At June 30, 2007, we had cash outside of the trust account of approximately $2,449,385, an additional $1,250,000 of cash held in escrow by our lawyers, Davies, Ward, Phillips & Vineberg LLP, in connection with a reverse break fee we may be required to pay to Novamerican in the event we do not receive stockholder approval of the Acquisition, cash held in the trust account of approximately $145,988,624, accrued expenses of approximately $1,800,495 and total liabilities of approximately $7,800,495 (which includes $6,000,000 of deferred underwriting discounts held in trust). We believe that the funds available to us outside of the trust account will be sufficient to allow us to consummate the Acquisition. Of the funds held outside of the trust account, we anticipate using these funds to cover legal, accounting and other third party expenses in connection with the due diligence investigation, structuring and negotiation of a business combination, travel expenses, legal and accounting expenses related to SEC and other regulatory filings and reporting obligations, insurance and other miscellaneous expenses.

We intend to utilize the net proceeds of our Offering held in the trust account (excluding $6,000,000 of deferred underwriting discounts), debt, and the proceeds from a $15 million private placement of units to fund the Acquisition purchase price.

Recent Developments

On June 21, 2007, we and our wholly-owned indirect subsidiary, 632422 N.B. LTD. (“Acquisitionco”), a corporation existing under the laws of the Province of New Brunswick, entered into an arrangement agreement with Novamerican Steel Inc. (“Novamerican”), a corporation existing under the laws of Canada, to acquire all of the outstanding common shares of Novamerican in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”). Following completion of the Acquisition, Novamerican will be a wholly-owned indirect subsidiary of us.The Acquisition is expected to be consummated in the second half of 2007, subject to the approval of the Acquisition by the Company’s stockholders, the approval of the arrangement by Novamerican’s stockholders, the receipt of approval of the court pursuant to the Canada Business Corporations Act, and the satisfaction of certain other conditions.

Regulatory Filings

The completion of the Novamerican Acquisition and the other transactions contemplated by the arrangement agreement are subject to various regulatory requirements and approvals, including the approval of stockholders of Novamerican holding at least 66 2/3% of votes cast at the special meeting of stockholders of Novamerican, approval of our stockholders pursuant to our amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada) and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).

On July 9, 2007, we filed our preliminary proxy statement with the U.S. Securities and Exchange Commission. On July 10, 2007, Acquisitionco and we submitted out application for review with the Director of Investments in accordance with the requirements of the Investment Canada Act. Such application is under review by the Director of Investments. On July 12, 2007 Acquisitionco and we filed a request for an advance-ruling certificate with the Commissioner under the Competition Act (Canada). On July 20, 2007, Acquisitionco and we received an advance ruling certificate from the Competition Bureau, providing their approval for the Acquisition to be completed. On July 24, 2007, Acquisitionco and we filed Notification and Report Forms under the HSR Act with the U.S. Department of Justic (the “DOJ”) and U.S. Federal Trade Commission (the “FTC”) and requested early termination of the waiting period. Such Notification and Report Forms and request for early termination of the waiting period are under review by the DOJ and FTC.

The filing fees associated with these filings totaled $291,155.

Break Fee, Reverse Break Fee and Expense Reimbursement

If any of the parties terminates the arrangement agreement because our stockholders do not approve the Acquisition, or if Novamerican terminates the arrangement agreement because we have breached any of our covenants or any of our representations and warranties in any material respect, then we must immediately pay to Novamerican $1,250,000, and pay a further amount of $3,750,000 upon distribution of, and from, the funds on deposit in our trust account as promptly as practicable as part of (a) our dissolution and liquidation or (b) the release of funds in our trust account upon our consummation of our initial business combination, in each case in accordance with our amended and restated certificate of incorporation and all applicable laws.

If we terminate the arrangement agreement (a) because (i) the Novamerican board of directors fails to recommend or withdraws, modifies or changes in a manner adverse to us its approval or recommendation of the arrangement agreement, the Acquisition or the shareholders resolution approving the Acquisition, (ii) the Novamerican board of directors approves or recommends any other acquisition proposal (as defined in the arrangement agreement), or (iii) an acquisition proposal shall have been publicly made, announced or otherwise disclosed before the Novamerican shareholders meeting and the Novamerican board of directors shall not have sent to Novamerican shareholders a statement re-affirming the recommendation for the Acquisition within 15 days (in the case of a take-over bid) or issued a press release within 15 days disclosing that the Novamerican board of directors reaffirms its recommendation of the Acquisition (in the case of an acquisition proposal that is not a take-over bid), or (b) Novamerican terminates the arrangement agreement in order to enter into a definitive agreement with respect to a superior proposal, then in any such case Novamerican shall immediately pay to us $1,250,000, and, on termination of the Lock-Up Agreement (provided that the Acquisition has not been completed on or before termination of the Lock-Up Agreement), Novamerican shall pay to us $3,750,000.

If we terminate the arrangement agreement because the closing condition as to the minimum cash and inventory amount not having been satisfied, then Novamerican shall pay to us $1,250,000, as payment in full of our out-of-pocket costs and expenses incurred in connection with the Acquisition.

Acquisition Financing

Debt Financing

We received a loan commitment letter from JPMCB, JPMorgan, CIBC, CIT and CIBC World Markets, who have committed to provide financing of up to $500.0 million (which may be reduced by an amount by which the amount of our trust account exceeds certain minimums), consisting of a $175.0 million senior secured asset based credit facility (“ABL Facility”), of which a maximum of $71.2 million may be used to fund the Acquisition and related transaction costs, and a $325.0 million senior secured bridge facility (“Bridge Facility”), which may not be drawn or may be repaid as described below, and an intra-day closing day facility.

JPMCB’s, CIBC’s and CIT’s commitment is not conditioned upon completion of due diligence nor is it conditioned upon the absence of a material adverse change in debt markets from the time that the commitment was entered into. The initial effectiveness of such debt financing will be subject to (a) the closing of the Acquisition, (b) completion, execution and delivery of satisfactory definitive documentation, (c) receipt by JPMorgan and CIBC World Markets of the results of field examinations and inventory appraisals (prepared by a third party appraisal firm) reasonably satisfactory to JPMorgan and CIBC World Markets, (d) receipt of solvency opinion, (e) absence of a material adverse change, (f) perfection of security interests, (g)  receipt of the proceeds of a private placement of units, and (h) receipt of customary closing documentation.

We intend to complete a capital markets transaction whereby an aggregate of up to $325.0 million of debt securities (“Senior Notes”) are issued to finance the Acquisition. To the extent Senior Notes are not issued prior to the close of the Acquisition, then the Acquisition will be funded under the Bridge Facility. JPMCB’s, CIBC’s and CIT’s commitment to provide the Bridge Facility is reduced by the principal amount of Senior Notes issued on or prior to the closing date of the Acquisition. If Senior Notes are issued after the closing of the Acquisition, the proceeds will be used to repay the Bridge Facility.

The commitment letter provides for the ABL Facility to be a five-year facility, with a borrowing base at any time equal to: (a) the sum of (i) up to 90% of eligible accounts and (ii) the lesser of (A) up to 70% of the eligible inventory and (B) up to 85% of then net orderly liquidation value of inventory, in each case, subject to certain eligibility reserves; minus (b) the sum of (i) a customary availability block and (ii) usual and customary reserves. The borrowing base will be determined separately for our U.S. subsidiaries and the Canadian subsidiaries. US dollar borrowings under the ABL Facility will bear interest at LIBOR, or US base rate, plus an applicable margin, depending upon the excess availability under the ABL Facility. Initially, the applicable margins will be LIBOR plus 1.50% or US base rate plus 0.50%. The US base rate is the higher of (i) the prime rate announced by JPMCB or (ii) the federal fund effective rate plus 0.50%. In the case of Canadian dollar-denominated loans, the interest rate will be the Canadian prime rate plus the applicable margin for base rate loans. For Canadian dollar-denominated bankers acceptances (or BA equivalent loans), the discount rate for the period selected by the borrower plus stamping fees will be equal to the margin for LIBOR based rates.

The commitment letter provides for the senior secured loans under the Bridge Facility to mature on the first anniversary of the Closing, but that each lender in respect of any senior secured loan under the Bridge Facility outstanding on the first anniversary of the Closing will have the option to exchange its loans for senior notes issued under an indenture that complies with the Trust Indenture Act of 1940. The maturity of any such loans not so exchanged will automatically be extended to the eighth anniversary of the Closing. Prior to the first anniversary of the closing, such loans will bear interest at LIBOR plus 4.50%, plus a spread that increases after each three-month period, subject to a cap of 11.50%. Following the first anniversary of the closing, the extended loans will bear interest at a rate equal to the interest rate borne by the Bridge Facility on the day immediately preceding the first anniversary plus 50 basis points plus a spread that increases after each three-month period, subject to a cap of 11.50%. The Bridge Facility is subject to mandatory redemption with the proceeds from certain asset sales, the issuance of debt securities and the issuance of equity, and subject to repurchase or repayment at the option of the holder upon a change in control. The Bridge Facility may be optionally repaid at any time.

The ABL Facility will be secured by (a) perfected first priority security interests in substantially all the cash, deposit accounts, accounts receivable and inventory of us and each subsidiary guarantor (the “ABL Collateral”) and (b) perfected second priority security interests in substantially all of the remaining assets of us and our subsidiaries, subject to certain limitations with respect to non-US subsidiaries (“Senior Secured Loan Collateral”). The Bridge Facility will have a perfected first priority security interest in the Senior Secured Loan Collateral and will have a perfected second priority security interest in the ABL Collateral, subject in each case to certain limitations.

The debt financing described above will contain representations, warranties and covenants which will restrict, among other things, our ability to sell assets, incur more indebtedness, pay dividends on our common stock, make certain investments or business acquisitions, repurchase or redeem our stock, engage in business mergers or consolidations, and engage in certain transactions with affiliated parties. The ABL Facility will also contain a requirement for us to maintain a minimum ratio of EBITDA to fixed charges when availability under the ABL Facility is less than $20 million.

Equity Financing

Our Chairman and certain existing stockholders have agreed to purchase in a private placement, to be closed simultaneously with the closing of the Acquisition, 1,875,000 of our units for $15.0 million, or $8.00 per unit. Each unit will consist of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the acquisition or March 7, 2008 until expiration 4 years from the issue date or earlier upon redemption. The warrants are identical to the public warrants, except as to the expiration date, and as otherwise necessary to reflect the fact that they were sold in a private placement, permit delivery of unregistered shares upon exercise and permit net cashless exercise so as to, among other reasons, permit tacking of holding periods under Rule 144. The purchasers may not transfer any of the shares of common stock included in the units prior to 2 years after the issue date other than to an estate, family member, family company or partnership or similar related persons.

The equity financing and a portion of the debt financing will be funded at the Closing and the proceeds will be combined with up to approximately $140 million of cash held in trust by us to pay the Acquisition price and related fees and expenses.

Critical Accounting Policies

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings per common share

Earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying Financial Statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.  109. “ FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. We have adopted FIN 48 as of January 1, 2007.

We have evaluated and concluded that there are no significant uncertain tax positions requiring recognition in our financial statements as of January 1, 2007. The evaluation was performed for the initial tax year ended December 31, 2006, the only year which is subject to examination for Federal and state purposes as of June 30, 2007.

We have elected to report interest and penalties related to uncertain income tax positions as income tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of future cash flows to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market-driven rates or prices. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues from operations. The net proceeds from our initial public offering held in trust have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Accordingly, our only market risk exposure relates to fluctuation in interest rates.

As of June 30, 2007, the balance held in trust for the purpose of consummation of a business combination including the deferred underwriters discounts of $6,000,000 was $145,988,624 (or $145,352,529 net of $636,095 for federal, state, and local taxes, representing a conversion price per share for the public stockholders of $7.75 per share). The proceeds held in trust have been invested in a money market fund that invests principally in short-term securities issued by the United States government and its agencies and repurchase agreements collateralized by such securities. As of June 30, 2007, the annualized 7-day current yield payable on our investment was approximately 5.25%. Assuming no other changes to our holdings as of June 30, 2007, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2007 would result in a decrease of approximately $112,607 in the interest earned on our investment for the following 30-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 26, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of June 30, 2007, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

To further fund our working capital requirements, our Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of our initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Commitment Letter, dated July 6, 2007, among JPMorgan Chase Bank, N.A., J.P. Morgan Securities, Inc., CIBC, CIT Business Credit Canada Inc. and CIBC World Markets Corp. and Symmetry Holdings Inc.
10.2	Warrant Subscription Agreement, dated June 21, 2007, by and between Symmetry Holdings Inc. and Gilbert E. Playford
10.3	Unit Subscription Agreement, dated June 21, 2007, by and between Symmetry Holdings Inc. and Gilbert E. Playford
10.4	Arrangement Agreement, dated as of June 21, 2007, by and between Symmetry Holdings Inc., 632422 N.B. Ltd., and Novamerican Steel Inc.
10.5	Lock-Up Agreement, dated as of June 21, 2007, by and between Symmetry Holdings Inc., 632422 N.B. Ltd., and D.Bryan Jones and Scott B. Jones.
10.6	Non-Competition Agreement, dated as of June 21, 2007, between Symmetry Holdings Inc, Novamerican Steel Inc., 632422 N.B. Ltd., and Scott B. Jones.
10.7	Non-Competition Agreement, dated as of June 21, 2007, between Symmetry Holdings Inc, Novamerican Steel Inc., 632422 N.B. Ltd., and D. Bryan Jones.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY HOLDINGS INC.

Date: August 10, 2007	By:	/s/ Corrado De Gasperis

Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)

17