Form 10-Q
period 2007-09-30
Symmetry Holdings Inc
filed 2007-10-19
CIK 1362614

SYMMETRY HOLDINGS INC.
(a development stage company)

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2007	For the period from April 26, 2006 (inception) to September 30, 2006	For the period from April 26, 2006 (inception) to September 30, 2007

Cash flows from operating activities:
Net income (loss)	$2,058,367	$(94,774)	$1,910,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,393	-
Deferred Taxes	(571)	-
(Increase) Decrease in other current assets	(148,285)	1,564	(148,285)
Increase (Decrease) in accounts payable	(123,910)	-	(116,046)
Increase (Decrease) in accrued taxes	259,790		259,790
Increase (Decrease) in other current liabilities	206,082		206,082
(Increase) Decrease in other non- current assets	(11,113)	-	(11,113)
Net cash provided by (used in) operating activities	2,245,753	(93,210)	2,106,019
Cash flows from investing activities:
Cash held in trust	(143,700,000)	-	(143,700,000)
Increase in investments in trust	(3,182,348)	-	(3,182,348)
Deposit of cash into escrow	(1,250,000)	-	(1,250,000)
Increase in deferred acquisition costs	(1,134,266)	-	(1,134,266)
Purchase of equipment	(36,621)	-	(36,621)
Net cash used in investing activities	(149,303,235)	-	(149,303,235)
Cash flows from financing activities:
Gross proceeds from public offering - units	150,000,000	-	150,000,000
Gross proceeds from private offering - warrants	4,750,000	-	4,750,000
Gross proceeds from private offering – common stock	-	4,687
Payment of offering costs	(6,179,757)	(49,620)	(6,282,981)
Proceeds from notes payable – related party	-	500,000	500,000
Payment of note payable – related party	(500,000)	-	(500,000)
Net cash provided by financing activities	148,070,243	455,067	148,471,706
Net increase in cash	1,012,761	361,857	1,274,490
Cash, beginning of period	261,729	-
Cash, end of period	$1,274,490	$361,857	$1,274,490
Supplement Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$6,000,000	$283,445	$6,000,000
Accrued acquisition costs	$1,997,692	$-	$1,997,692
Cash paid for interest	$17,137	$-	$17,137
Cash paid for income taxes	$998,900	$-	$998,900

See Accompanying Notes to Consolidated Financial Statements

4