Form 10-Q/A
period 2007-09-30
Symmetry Holdings Inc
filed 2007-10-22
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33342

__________________________

SYMMETRY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4790836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 W. 44th STREET 16th FLOOR NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

(646) 429-1505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SYMMETRY HOLDINGS INC.

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SYMMETRY HOLDINGS INC.

(a development stage company)

Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash	$1,274,490	$261,729
Cash and cash equivalents held in trust accounts	146,882,348	—
Restricted cash	1,250,000	—
Deferred offering costs	—	443,224
Deferred acquisition costs	3,131,958	—
Prepaid and other assets	157,586	9,301
Total current assets	152,696,382	714,254
Fixed assets
Equipment	36,621	—
Accumulated Depreciation	(5,393)	—
Total fixed assets	31,228	—
Other assets
Other Assets	11,113	—
Deferred Taxes	571	—
Total other assets	11,684	—
Total Assets	$152,739,294	$714,254
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$2,203,774	$357,165
Note payable, related party	—	500,000
Deferred underwriting fees	6,000,000	—
Accrued taxes	259,790	—
Total current liabilities	8,463,564	857,165
Stockholders’ Equity (Deficit)
Preferred stock: $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 23,437,500 and 4,687,500	23,437	4,687
Additional paid-in-capital	142,341,524	—
Retained earnings (deficit accumulated) during the development stage	1,910,769	(147,598)
Total stockholders’ equity (deficit)	144,275,730	(142,911)
Total liabilities and stockholders’ equity (deficit)	$152,739,294	$714,254

See Accompanying Notes to Consolidated Financial Statements

SYMMETRY HOLDINGS INC.

(a development stage company)

Consolidated Statements of Income

(unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	For the period April 26, 2006 (date of inception) through September 30, 2006	For the period April 26, 2006 (date of inception) through September 30, 2007

Formation and operating costs	$(365,129)	$(79,755)	$(944,164)	$(93,633)	$(1,088,436)
Loss before interest and income taxes	(365,129)	(79,755)	(944,164)	(93,633)	(1,088,436)

Interest income (expense), net	1,928,274	(266)	4,260,805	(1,141)	4,257,479
Income tax	(622,179)	—	(1,258,274)	—	(1,258,274)
Net income (loss)	$940,966	$(80,021)	$2,058,367	$(94,774)	$1,910,769

Net income (loss) per share – basic	$0.04	$(0.02)	$0.11	$(0.02)	$0.16
Net income (loss) per share – diluted	$0.03	$(0.02)	$0.09	$(0.02)	$0.13
Weighted average number of shares outstanding — basic	23,437,500	4,687,500	18,784,722	4,687,500	11,965,225
Weighted average number of shares outstanding — diluted	29,839,147	4,687,500	23,322,079	4,687,500	14,307,645

See Accompanying Notes to Consolidated Financial Statements

SYMMETRY HOLDINGS INC.

(a development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from April 26, 2006 (date of inception)

through September 30, 2007

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit Accumulated) During the Development Stage	Total
	Shares	Amount

Balance – April 30, 2006 (date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued during the period	4,687,500	4,687	-	-	4,687

Net loss	-	-	-	(147,598)	(147,598)

Balance at December 31, 2006	4,687,500	4,687	-	(147,598)	(142,911)

Issuance of Warrants on March 5, 2007	-	-	3,750,000	-	3,750,000

Issuance of common stock on March 12, 2007, net of offering expenses	18,750,000	18,750	137,591,524	-	137,610,274

Issuance of Warrants on June 21, 2007	-	-	1,000,000	-	1,000,000

Net income	-	-	-	2,058,367	2,058,367

Balance – September 30, 2007	23,437,500	$ 23,437	$ 142,341,524	$ 1,910,769	$ 144,275,730

See Accompanying Notes to Consolidated Financial Statements

SYMMETRY HOLDINGS INC.

(a development stage company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2007	For the period from April 26, 2006 (inception) to September 30, 2006	For the period from April 26, 2006 (inception) to September 30, 2007
Cash flows from operating activities:
Net income (loss)	$2,058,367	$(94,774)	$1,910,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,393	—	5,393
Deferred Taxes	(571)	—	(571)
(Increase) Decrease in other current assets	(148,285)	1,564	(148,285)
Increase (Decrease) in accounts payable	(123,910)	—	(116,046)
Increase (Decrease) in accrued taxes	259,790		259,790
Increase (Decrease) in other current liabilities	206,082		206,082
(Increase) Decrease in other non- current assets	(11,113)	—	(11,113)
Net cash provided by (used in) operating activities	2,245,753	(93,210)	2,106,019
Cash flows from investing activities:
Cash held in trust	(143,700,000)	—	(143,700,000)
Increase in investments in trust	(3,182,348)	—	(3,182,348)
Deposit of cash into escrow	(1,250,000)	—	(1,250,000)
Increase in deferred acquisition costs	(1,134,266)	—	(1,134,266)
Purchase of equipment	(36,621)	—	(36,621)
Net cash used in investing activities	(149,303,235)	—	(149,303,235)
Cash flows from financing activities:
Gross proceeds from public offering - units	150,000,000	—	150,000,000
Gross proceeds from private offering - warrants	4,750,000	—	4,750,000
Gross proceeds from private offering – common stock	—	4,687	4,687
Payment of offering costs	(6,179,757)	(49,620)	(6,282,981)
Proceeds from notes payable – related party	—	500,000	500,000
Payment of note payable – related party	(500,000)	—	(500,000)
Net cash provided by financing activities	148,070,243	455,067	148,471,706
Net increase in cash	1,012,761	361,857	1,274,490
Cash, beginning of period	261,729	—	—
Cash, end of period	$1,274,490	$361,857	$1,274,490
Supplement Disclosures of Cash Flow Information:
Schedule of Non-cash Financing Transactions
Deferred underwriting fees and expenses	$6,000,000	$283,445	$6,000,000
Accrued acquisition costs	$1,997,692	$—	$1,997,692
Cash paid for interest	$17,137	$—	$17,137
Cash paid for income taxes	$998,900	$—	$998,900

See Accompanying Notes to Consolidated Financial Statements

Symmetry Holdings Inc.

(a development stage company)

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Symmetry Holdings Inc. (“Symmetry”) should be read in conjunction with the financial statements for the period ending December 31, 2006 and notes thereto contained in the Company’s registration statement, effective March 6, 2007. Symmetry Holdings Inc. is a Delaware corporation incorporated on April 26, 2006. The consolidated financial statements include the accounts of Symmetry and its wholly-owned subsidiaries Novamerican Steel Holdings Inc. ("Holdings"), Novamerican Steel Finco Inc. (“Finco”) and Finco’s subsidiaries (collectively "we," "us," "our," or the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All of Holdings’s capital stock is owned by Symmetry and all of Finco’s capital stock is owned by Holdings. Holdings and Finco and its subsidiaries have no current operations. The December 31, 2006, amounts were derived from the Company’s audited financial statements. The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the financial position as of September 30, 2007, and the related income statements for three months and nine months ended September 30, 2007, three months ended September 30, 2006, April 26, 2006 (inception) to September 30, 2006 and April 26, 2006 (inception) to September 30, 2007. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	ORGANIZATION AND BUSINESS OPERATIONS

Symmetry was incorporated in Delaware on April 26, 2006, as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. The Company’s initial efforts in identifying target businesses has been focused on industrial, asset-based businesses, based in North America, that are in, or are suppliers to, the basic industries sector. All activity from April 26, 2006 (inception) through September 30, 2007, has been limited to organizational activities, activities relating to the Company’s initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and, since April 21, 2007, discussions and negotiations with Novamerican Steel Inc. (“Novamerican”) regarding an initial business combination. The Company has not engaged in any operations nor generated any revenues, other than interest income earned on the proceeds from the private placements and initial public offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering of units, (as described in Note 4) (the “Offering”) was declared effective on March 6, 2007. On March 7, 2007, the units began trading on the American Stock Exchange under the symbol SHJ.U. On March 12, 2007, the Company’s Offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150,000,000. Net proceeds of $143,700,000, inclusive of deferred underwriting costs (see Note 4), are being held in a trust account at JPMorgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. At September 30, 2007, the balance of the trust was approximately $146,882,348 (or $146,662,558 net of $259,790 for federal, state, and local taxes, representing a conversion price per share for the public stockholders of $7.81 per share). The trust funds are invested in “government securities” within the meaning of, or money market funds meeting the conditions of Rule 2a-7 promulgated under, the Investment Company Act of 1940, and will not be released until the earlier of (i) the consummation of the Company’s initial business combination within the time period and on the terms described in the Company’s amended and restated certificate of incorporation or (ii) the Company’s dissolution and liquidation as described below. On April 4, 2007, the Company’s common stock and warrants began to trade separately under the symbols SHJ and SHJ.WS, respectively.

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

On June 21, 2007, Symmetry and its wholly owned indirect subsidiary, 632422 N.B. LTD. (“Acquisitionco”), a corporation existing under the laws of the Province of New Brunswick, entered into an arrangement agreement with Novamerican Steel Inc. (“Novamerican”), a corporation existing under the laws of Canada, to acquire all of the outstanding common shares of Novamerican in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”). Following completion of the Acquisition, Novamerican is expected to be a wholly owned indirect subsidiary of the Company. The Acquisition is expected to be consummated in the fourth quarter of 2007, subject to the approval of the Acquisition by the Company’s stockholders, the approval of the arrangement by Novamerican’s stockholders, the receipt of the approval of the court pursuant to the Canada Business Corporations Act, and the satisfaction of certain other conditions.

The completion of the Novamerican Acquisition and the other transactions contemplated by the arrangement agreement are subject to various regulatory requirements and approvals, including approval of the stockholders of Novamerican holding at least 66 2/3% of votes cast at the special meeting of stockholders of Novamerican, approval of the stockholders of the Company pursuant to its amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada), and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”).

On July 9, 2007, the Company filed its preliminary proxy statement with the U.S. Securities and Exchange Commission (the “SEC”). On July 10, 2007, the Company and Acquisitionco submitted its application for review with the Director of Investments in accordance with the requirements of the Investment Canada Act. On July 12, 2007, the Company and Acquisitionco filed a request for an advance-ruling certificate with the Commissioner under the Competition Act (Canada). On July 20, 2007, the Company and Acquisitionco received an advance-ruling certificate from the Competition Bureau, providing their approval for the acquisition to be completed. On July 24, 2007, the Company and Acquisitionco filed Notification and Report Forms under the HSR Act with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (the “FTC”) and requested early termination of the waiting period. On August 23, 2007, the waiting period under the HSR Act with respect to the acquisition expired.

The filing fees associated with these filings totaled $291,155.

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” and the fair value method of valuing options. The Company does not currently have a stock-based compensation plan.

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

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.  109. ” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. The Company adopted FIN 48 as of January 1, 2007.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007.  The evaluation was performed for the initial tax year ended December 31, 2006, the only year which is subject to examination for Federal and state purposes as of September 30, 2007.

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

The following table sets forth the computation of basic and diluted per share information:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	For the period from April 26, 2006 (inception) to September 30, 2006	For the period from April 26, 2006 (inception) to September 30, 2007
Numerator:
Net Income	$940,966	$(80,021)	$2,058,367	$(94,774)	$1,910,769

Denominator:
Weighted-average common shares outstanding	23,437,500	4,687,500	18,784,722	4,687,500	11,965,225
Dilutive effect of warrants	6,401,647	—	4,537,357	—	2,342,420
Weighted-average common shares outstanding, assuming dilution	29,839,147	4,687,500	23,322,079	4,687,500	14,307,645

Net Income Per Share:
Basic	$0.04	$(0.02)	$0.11	$(0.02)	$0.16
Diluted	$0.03	$(0.02)	$0.09	$(0.02)	$0.13

6.	PRIVATE PLACEMENTS

Certain of the Company’s founding stockholders purchased an aggregate of 4,166,667 warrants in a private placement, which was consummated on March 5, 2007, at a price of $.90 per warrant, or an aggregate purchase price of $3,750,000. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on March 5, 2011 or earlier upon redemption. To further fund the Company’s working capital requirements, an affiliate of the Company’s Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

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

Restricted cash is $1,250,000 held in escrow by the law firm, Davies, Ward, Phillips & Vineberg LLP, in connection with a portion of the reverse break fee the Company may be required to pay to Novamerican in the event it does not receive stockholder approval of the Acquisition.

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

Deferred acquisition costs are primarily related to the due diligence and arrangement agreement with Novamerican and consist primarily of legal, tax, accounting, insurance and other administrative expenses, including travel and related expenses, incurred through the balance sheet date.

11.	INCOME TAXES

Income tax expense was $622,179 and $1,258,274 for the three and nine months ended September 30, 2007, respectively. The income tax expense represents the net federal, state and local income tax estimates, primarily resulting from the income earned on our Offering proceeds held in trust.

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

At September 30, 2007, the Company had reserved 23,704,069 shares of common stock for issuance upon exercise of redeemable warrants.

15.	COMMITMENTS

On August 16, 2007 the Company extended its lease for office space for an additional 6 months at a rent of $4,860 per month, effective October 1, 2007.

If any of the parties terminates the arrangement agreement because the Company’s stockholders do not approve the Acquisition, or if Novamerican terminates the arrangement agreement because the Company has breached any of the covenants or any of its representations and warranties in any material respect, then the Company must immediately pay to Novamerican $1,250,000, and pay a further amount of $3,750,000 (collectively, the “reverse break fee”) upon distribution of, and from, the funds on deposit in the Company’s trust account as promptly as practicable as part of (a) the dissolution and liquidation of the Company or (b) the release of funds in the trust account upon the Company’s consummation of its initial business combination, in each case in accordance with the Company’s amended and restated certificate of incorporation and all applicable laws.

16.	SUBSEQUENT EVENTS

On October 3, 2007, the Company filed its definitive proxy statement with the SEC.

On October 5, 2007, the Company sent a Notice of Special Meeting of Stockholders and related proxy statement for a Special Meeting of Stockholders to be held on October 25, 2007 (the “Special Meeting”) to consider and vote upon a proposal to approve the Acquisition. The close of business on October 2, 2007 was the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting.

On October 12, 2007, the Company received notice from the Minister of Industry of Canada that its offer to acquire all of the issued and outstanding shares of Novamerican had been approved by the Minister under the Investment Canada Act as being of net benefit to Canada. The Company has now received all regulatory approvals necessary to consummate the Acquisition of Novamerican.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors” contained in our filings with the SEC, as well as by future decisions by us.

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

Overview

We are a development stage company organized under the laws of the State of Delaware on April 26, 2006. We were formed for the purpose of acquiring one or more operating businesses, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, and managing such businesses. Our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and, since April 21, 2007, discussions, negotiations, governance and financing activities associated with Novamerican Steel Inc. regarding a possible business combination. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placements and initial public offering. Since the consummation of our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have focused our search on industrial, asset-based businesses, based in North America, that are in, or are suppliers to, the basic industries sector. We have focused on potential target businesses with valuations between $110 million and $500 million. We have met with service professionals, other intermediaries and target companies, to discuss with them our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the initial business combination approval process, and the timeline under which we are operating.

We have engaged legal and financial advisors to assist us in connection with due diligence investigations, structuring and negotiation of a business combination and to assist us with our SEC reporting obligations and other public company governance requirements.

On June 21, 2007, we and our wholly owned indirect subsidiary, 632422 N.B. LTD. (“Acquisitionco”), a corporation existing under the laws of the Province of New Brunswick, entered into an arrangement agreement with Novamerican Steel Inc. (“Novamerican”), a corporation existing under the laws of Canada, to acquire all of the outstanding common shares of Novamerican in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”). Following completion of the Acquisition, Novamerican will be a wholly owned indirect subsidiary of us.The Acquisition is expected to be consummated in the fourth quarter of 2007, subject to the approval of the Acquisition by our stockholders, the approval of the arrangement by Novamerican’s stockholders, the receipt of approval of the court pursuant to the Canada Business Corporations Act, and the satisfaction of certain other conditions.

Private Securities Offerings

To further fund our working capital requirements, an affiliate of our Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of our initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

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

Results of Operations

On April 6, 2007, we paid premiums of $220,000 associated with an 18-month directors and officers liability policy.

For the period ended September 30, 2007, we have paid or incurred approximately $3,131,958 in expenses for due diligence investigation of prospective target businesses, negotiation of the acquisition agreements with Novamerican, legal and accounting fees for our SEC reporting obligations, regulatory listing fees, insurance and other miscellaneous expenses. In addition $1,250,000 is being held in escrow by the law firm, Davies, Ward, Phillips & Vineberg LLP, in connection with a $1,250,000 reverse break fee we may be required to pay to Novamerican in the event we do not receive stockholder approval of the Acquisition. We have also accrued $622,179 for the three months ended September 30, 2007 and $1,258,274 for the nine months ended September 30, 2007, for the net federal, state, and local income tax estimates primarily as a result of the interest income earned on our Offering proceeds held in trust.

Liquidity and Capital Resources

At September 30, 2007, the balance of the trust was approximately $146,882,348 (or $146,622,558 net of $259,790 for federal, state, and local taxes, representing a conversion price per share for the public shareholders of $7.81 per share). This includes interest income earned from March 12, 2007 through September 30, 2007, of approximately $4,264,817.

At September 30, 2007, we had cash outside of the trust account of approximately $1,274,490, an additional $1,250,000 of cash held in escrow by the law firm, Davies, Ward, Phillips & Vineberg LLP, in connection with a reverse break fee we may be required to pay to Novamerican in the event we do not receive stockholder approval of the Acquisition, cash held in the trust account of approximately $146,882,348, accrued expenses of approximately $2,203,774 and total liabilities of approximately

$8,463,564 (which includes $6,000,000 of deferred underwriting discounts held in trust). We believe that the funds available to us outside of the trust account will be sufficient to allow us to consummate the Acquisition. Of the funds held outside of the trust account, we anticipate using these funds to cover legal, accounting and other third party expenses in connection with the due diligence investigation, structuring and negotiation of a business combination, travel expenses, legal and accounting expenses related to SEC and other regulatory filings and reporting obligations, insurance and other miscellaneous expenses. On October 12, 2007, the Company purchased insurance for the $5.0 million reverse break fee it would be required to pay Novamerican in the event the Company’s Stockholders do not approve the Acquisition. The cost of the policy was approximately $300,000.

We intend to utilize the net proceeds of our Offering held in the trust account (excluding $6,000,000 of deferred underwriting discounts), debt, and the proceeds from a $15 million private placement of units to fund the Acquisition purchase price.

If the Acquisition is not consummated, Symmetry will, if it has sufficient time, resources and capital, continue to search for a business to acquire. If Symmetry does not effect an initial business combination by June 12, 2008 (or by March 12, 2009, if a letter of intent, agreement in principal or definitive agreement has been executed by June 12, 2008 and the business combination related thereto has not yet been consummated), then upon expiration of such period Symmetry’s corporate purposes and powers will be limited to actions and activities related to dissolution and winding up of its affairs, including liquidation, and it will not be able to engage in any other business activities.

Regulatory Filings

The completion of the Novamerican Acquisition and the other transactions contemplated by the arrangement agreement are subject to various regulatory requirements and approvals, including the approval of stockholders of Novamerican holding at least 66 2/3% of votes cast at the special meeting of stockholders of Novamerican, approval of our stockholders pursuant to our amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada), and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”).

On July 9, 2007, we filed our preliminary proxy statement with the U.S. Securities and Exchange Commission and on October 3, 2007 we filed our definitive proxy statement. On July 10, 2007, Acquisitionco and we submitted our application for review with the Director of Investments in accordance with the requirements of the Investment Canada Act. On October 12, 2007, the Company received notice from the Minister of Industry in Canada that its offer to acquire all of the issued and outstanding shares of Novamerican had been approved by the Minister under the Investment Canada Act as being of net benefit to Canada. On July 12, 2007, Acquisitionco and we filed a request for an advance-ruling certificate with the Commissioner under the Competition Act (Canada). On July 20, 2007, Acquisitionco and we received an advance-ruling certificate from the Competition Bureau, providing their approval for the Acquisition to be completed. On July 24, 2007, Acquisitionco and we filed Notification and Report Forms under the HSR Act with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (the “FTC”) and requested early termination of the waiting period. The waiting period under the HSR Act with respect to the Acquisition expired on August 23, 2007. The Company has now received all regulatory approvals necessary to consummate the Acquisition.

The filing fees associates with these filings totaled $291,155.

Recent Developments

On October 5, 2007, the Company sent a Notice of Special Meeting of Stockholders and related proxy statement for a Special Meeting of Stockholders to be held on October 25, 2007 (the “Special Meeting”) to consider and vote upon a proposal to approve the Acquisition. The close of business on October 2, 2007 was the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.  109. ” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. We have adopted FIN 48 as of January 1, 2007.

We have evaluated and concluded that there are no significant uncertain tax positions requiring recognition in our financial statements as of January 1, 2007.  The evaluation was performed for the initial tax year ended December 31, 2006, the only year which is subject to examination for Federal and state purposes as of September 30, 2007.

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

As of September 30, 2007, the balance held in trust for the purpose of consummation of a business combination including the deferred underwriters discounts of $6,000,000 was $146,882,348 (or $146,622,558 net of $259,790 for federal, state, and local taxes representing a conversion price per share for the public stockholders of $7.81 per share). The proceeds held in trust have been invested in a money market fund that invests principally in short-term securities issued by the United States government and its agencies and repurchase agreements collateralized by such securities. As of September 30, 2007, the annualized 7-day current yield payable on our investment was approximately 5.05%. Assuming no other changes to our holdings as of September 30, 2007, a 1% decrease in the underlying interest earned, would result in a decrease of approximately $112,593 in the interest earned on our investment for the following 30-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 26, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of September 30, 2007, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Date: October 19, 2007	SYMMETRY HOLDINGS INC.

	By:	/s/ Corrado De Gasperis
Corrado De Gasperis Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)