Form 10-K
period 2007-11-24
NOVAMERICAN STEEL INC.
filed 2008-02-22
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 24, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 001-33342

Novamerican Steel Inc.

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 West 44th Street, 16th Floor, New York, NY 10036	(646) 429-1505
(Address of principal executive offices)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
Warrants	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 29, 2007, was approximately $142,036,451. On February 15, 2008, 21,452,304 shares of our common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from Novamerican Steel Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which will be filed on or about March 24, 2008.

PRELIMINARY NOTES

Important Terms and Information

"Acquisition" refers to the acquisition of Acquired Company under an arrangement agreement pursuant to which (i) Symmetry acquired all of the outstanding common shares of Acquired Company and (ii) certain of Acquired Company's wholly-owned Canadian subsidiaries were wound-up, amalgamated or otherwise combined with Acquired Company to form Novamerican Steel Canada Inc., in each case in accordance with the terms of a court-approved statutory plan of arrangement under the Canada Business Corporations Act.

"Acquired Company" refers to Novamerican Steel Inc., a corporation incorporated under the laws of Canada, and its subsidiaries before consummation of the Acquisition. Upon consummation of the Acquisition, Acquired Company became an indirect, wholly-owned subsidiary of Novamerican Steel.

"Novamerican Steel" refers to Novamerican Steel Inc., formerly Symmetry, a corporation incorporated under the laws of Delaware, and its subsidiaries after consummation of the Acquisition.

"Symmetry" refers to Symmetry Holdings Inc., a corporation incorporated in Delaware. On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. Symmetry is the public parent company of Novamerican Steel Finco Inc. and Novamerican Steel Holdings Inc.

"We," "us," "our" and the "Company" refer collectively to Novamerican Steel and its subsidiaries after the consummation of the Acquisition and to Acquired Company before the consummation of the Acquisition, unless the context otherwise requires.

Unless otherwise noted, when we refer to "dollars" or "$," we mean U.S. dollars.

As a result of the consummation of the Acquisition ten days before the end of Acquired Company's fiscal year end, this Report contains audited financial information for Novamerican Steel as well as certain historical financial information for Acquired Company. Specifically, this Report includes audited financial statements for Symmetry for (a) the period April 26, 2006 (inception) through December 31, 2006 ("fiscal year 2006"), and (b) the period January 1, 2007 through November 24, 2007, including the financial results of Acquired Company for the ten day period commencing on the Acquisition date (November 15, 2007) through November 24, 2007 ("fiscal year 2007").

This Report also includes selected historical audited financial information for Acquired Company only for the period November 26, 2005 through November 25, 2006 ("Acquired Company's fiscal year 2006"). This Report also includes other selected 2007 unaudited financial and other information of Acquired Company ("Acquired Company's fiscal year 2007"), including sales, market and employee data.

This Report also includes unaudited pro forma condensed consolidated financial information that combines the historical statements of operations of (a) Acquired Company for the period from November 26, 2006 to November 24, 2007 and for Novamerican Steel for the period from January 1, 2007 to November 24, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007 ("2007 pro formas"), and (b) Acquired Company for the period November 27, 2005 to November 25, 2006 and for Novamerican Steel for the period January 1, 2006 (commencing with its inception on April 26, 2006) to December 31, 2006, giving effect to the Acquisition as if it had occurred on January 1, 2006 ("2006 pro formas").

Industry and Market Data

We obtained the industry, market and competitive position data used throughout this Report from our own internal estimates and research as well as from industry publications and research, surveys and studies conducted by third parties. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications, studies and surveys is reliable, we have not independently verified industry, market and competitive position data from third-party sources. While we believe our internal business research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source. None of the sources mentioned above has consented to the disclosure or use of data in this Report. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Forward-Looking Statements" and "Risk Factors" in this Report.

Forward-Looking Statements

This Report contains forward-looking statements. All statements, other than statements of historical facts, included in this Report, are forward-looking statements. In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise. These include statements about matters such as: growth rates for, future prices and sales of, and demand for our products and our customers’ products; changes in production capacity in our operations and our customers' operations; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and industry market conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. When used in this document, the words "believe," "expect," "anticipate," "estimate," "project," "plan," "should," "intend," "may," "will," "would," "potential" and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading "Risk factors" and the following:

•	our substantial indebtedness;
•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;
•	material adverse changes affecting us or our businesses;
•	our failure to continue to comply with government regulations;
•	adoption of or changes in legislation or regulatory environments or requirements adversely affecting our businesses;
•	changes in the financial stability of our major customers or in demand for our products and services;
•	interruptions in our production capabilities due to unexpected equipment failures;
•	fluctuation of prices for steel and other raw materials or a shortage of supply;
•	changes in generally accepted accounting principles;
•	geopolitical events;
•	competition in the industry;
•	industry consolidation;
•	our ability to implement our business strategies;
•	disruptions in our business;
•	currency risks;
•	our ability to meet our objective of growing revenues organically;
•	our ability to attract and retain key sales, marketing and operations management professionals;

•	successful consummation and integration of acquisitions;
•	matters related to claims, lawsuits and related proceedings;
•	our ability to maintain an effective system of internal controls over financial reporting;
•	geographic concentration of our business;
•	general economic conditions affecting the industry;
•	work stoppages or our inability to renegotiate labor contracts when they expire;
•	outsourcing by our customers to overseas facilities; and
•	other factors as described in this Report, including factors set forth under "Risk factors."

Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Occurrence of any of the events or circumstances described above could also have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our common stock or our warrants.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.

Trademarks

The Decalogue™ is a trademark of Dr. Domenico Lepore, our President, and is licensed to us pursuant to an agreement dated September 15, 2006. All other trademarks or service marks used herein are trademarks or service marks of the companies that use them.

PART I

ITEM 1. BUSINESS

The Company

The Company was incorporated as Symmetry Holdings Inc. in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. On March 12, 2007, our initial public offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150.0 million. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of April 4, 2007. On December 5, 2007, the Company filed with the Secretary of State of the State of Delaware a Certificate of Ownership and Merger merging a newly formed Delaware company, Novamerican Steel Inc., into the Company pursuant to Section 253 of the Delaware General Corporation Law. Pursuant to such Certificate of Ownership and Merger, the Company's Amended and Restated Certificate of Incorporation was amended to change its name to Novamerican Steel Inc.

Description of the Acquisition

On November 15, 2007, the Company completed the Acquisition. The Acquisition had been approved by the Company's stockholders on October 25, 2007 and by Acquired Company's shareholders on October 31, 2007. The Acquisition was carried out pursuant to an arrangement agreement, dated June 21, 2007, between the Company, its wholly-owned indirect subsidiary ("Acquisitionco") and Acquired Company (the "Arrangement Agreement") under a court-approved statutory plan of arrangement governed by the Canada Business Corporations Act. The Company's stockholders who properly exercised their conversion rights received $7.84 in cash per share. A total of 3,860,196 shares were converted for an aggregate of $30.3 million in cash. Under the terms of the Arrangement Agreement, the shareholders of Acquired Company received $56.00 in cash per share ($585.2 million in cash in the aggregate) for all of the outstanding shares of Acquired Company.

Funding for the Acquisition purchase price and related expenses was provided by (i) debt financing, including borrowings under a $175.0 million senior secured asset-based credit facility ("ABL Credit Facility") and proceeds from the sale of $315.0 million aggregate principal amount of senior secured notes ("Notes"), (ii) the sale in a private placement of 1,875,000 units of the Company for $15.0 million, or $8.00 per unit, to certain of the Company's affiliates, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $5.50, exercisable from March 7, 2008 until expiration on November 15, 2011; and (iii) approximately $112.0 million of cash held in trust by the Company that was raised in its initial public offering in March 2007.

Business Overview

We are a well-established steel processor, tubing manufacturer and service center, operating in the Northeastern, Mid-Atlantic and Mid-Western United States and in the Canadian provinces of Québec and Ontario. Since the inception of Acquired Company in 1979, we have grown our business internally through identifying and capturing niche opportunities in steel manufacturing and processing, and through selective acquisitions. We operate a network of 22 manufacturing, processing and distribution facilities in the United States and Canada. This has enabled us to become a well diversified, multi-process provider of value-added services in several processing and geographic niches. We believe we are one of the three primary producers in North America of hydroform quality tubing used by the automotive industry, and one of only two independent continuous process picklers in Canada. We also believe our in-line temper mill, which became operational in 2005, makes us the only provider of this high-precision service in Canada that is not integrated with a primary steel producer.

We process and distribute carbon steel, stainless steel and aluminum products and operate as an intermediary between primary metal producers and the manufacturers that require processed metal, often on a just-in-time delivery basis. We produce steel tubing in various sizes for use in the structural and automotive markets (including tubing used in hydroforming). We also produce roll formed steel sections and manufacture heavy equipment parts and accessories. Our flat rolled processing capabilities include pickling, slitting, blanking, leveling, temper-rolling and cutting-to-length to precise customer specifications. Additionally, we perform many of these processing services for customers who provide their own steel, referred to in the industry as toll processing. For a detailed description of our steel processing services, see "Products and Services."

Industry Overview

Steel companies typically fall into three categories of business: primary producers, intermediate processors and service centers. Primary producers typically sell in bulk, with intermediate processors and service centers comprising a large part of their customer base. However, high-volume downstream customers will at times purchase from steel companies in each of the three categories. Intermediate processors are typically positioned in the value chain between primary producers and major industrial customers of processed steel, which include automobile and appliance manufacturers and construction companies. Our business model includes activities of both the processor and service center categories.

Steel processors and service centers play a key role in the industry supply chain, from precision steel and alloy processing to order aggregation, warehousing and distribution of unprocessed metal products. They respond directly to customers' needs to meet precise specifications regarding length, width, shape and surface characteristics on relatively small orders. Specialized equipment is used to perform processing operations such as cutting-to-length, slitting, shearing, roll forming, shape correction, surface improvement, blanking, temper rolling, plate burning and stamping. The consolidation of steel producers and the increasing prevalence of modern supply chain management practices by downstream steel customers have increased the importance in the supply chain of larger scale service centers with the operational resources to efficiently perform value added processing and manage large, diverse inventory bases. Downstream steel buyers have increasingly sought to purchase steel on shorter lead times and with more frequent, flexible and reliable deliveries. U.S. and Canadian service center flat-rolled steel inventories represent an indicator of the near term supply/demand dynamic of steel service centers. According to the Metals Service Center Institute, in November 2007, this statistic for U.S. service centers measured approximately three months of seasonally adjusted supply, approaching the cyclical low-point of the past 15 years, and suggesting a positive outlook for demand for steel products over the medium term.

Carbon steel production in North America has consolidated significantly over the last few years. According to Metal Strategies, Inc., the three largest U.S. steel producers currently account for over 60.0% of U.S. flat rolled production. In addition, a substantial majority of Canadian steel producers have been acquired by foreign purchasers, including Stelco (by U.S. Steel), Algoma Steel (by Essar Global of India), Dofasco (by Arcelor Mittal), IPSCO (by SSAB of Sweden) and Co-Steel (by Gerdeau of Brazil) adding to the North American consolidation. Consolidation is widely expected to continue. Steel prices more than doubled during 2004, as a resurgence of global economic growth led to a sharp increase in demand for steel and the raw materials used to make it. In particular, steel demand in China grew by an average of 18.0% annually between 2003 and 2007, due to the country's increasingly rapid growth and development. Consolidation was also a factor, as increasingly global producers began to exercise better management practices with respect to capacity management, production scheduling and marketing. Although steel prices declined somewhat following the spike in 2004, they have remained elevated relative to the decade preceding 2004. We believe steel prices have firmed up for the foreseeable future at levels much higher than those experienced earlier this decade. We expect global hot-rolled coil prices to remain in the $500-600 per ton range over the medium-to-long term, although current 2008 pricing in North America appears in excess of these levels. Key drivers for this include continuing rapid growth in per-capita steel consumption rates in developing regions (including China and India), tighter global raw material supply (due in part to a consolidated base of mining companies) and limited greenfield and brownfield development of new steelmaking capacity. In North America, current supply constraints and the absence of imports have put additional upward pressure on hot-rolled coil prices.

Products and Services

Our services include the following traditional service center processes:

•	slitting: the cutting of steel to specified widths along the length of steel coil;
•	leveling: a process used to flatten shape deficiencies in steel coil; and
•	cutting-to-length: cutting steel across the width of steel coil.

Our services also include higher value-added processes, which process and transform steel to specified lengths, widths and shapes pursuant to specific customer orders, including the following:

•	roll forming: flat rolled coils can be pre-punched, in-line welded and formed into sophisticated shapes for specific purposes;
•	blanking: the cutting of steel into specific shapes with close tolerances;
•	plate burning: the process of cutting steel, typically in excess of one inch thick, into specific shapes and sizes;
•	temper rolling: an in-line process that improves the surface finish and flatness of cut-to-length sheet and plate and that eliminates coil memory or springback; and

•	pickling: an in-line process for cleaning hot-rolled steel coils of rust, scale and dirt.

Tubing is a process by which flat rolled coils are formed into circular, oval, square or rectangular shapes and the seams are electric resistance welded. We produce steel tubing in various sizes for use in the structural and automotive markets. Our tubing operations are presently structured as follows:

•	five mills, of which three are located in Canada and two are located in the United States;
•	a majority of our tube production is hollow structural sections ("HSS") tubing used largely in construction, agricultural, infrastructure, transportation and industrial applications; and
•

our tube mills in Mississauga, Ontario, and Jeffersonville, Indiana, were constructed specifically to meet the needs of high pressure hydroforming for the automotive industry and include in-line precision cutting, finishing, testing and packaging capabilities.

Our distribution business is coordinated by our U.S. subsidiary, American Steel and Aluminum Corporation ("ASA"), and:

•	distributes steel, aluminum and stainless products including hot and cold rolled carbon, aluminum, stainless, alloys and coated products in sheet, coil, bar, shapes, tubular and plate forms; and
•	operates out of nine facilities in the Northeastern and Mid-Atlantic United States, strategically located in close proximity to our major customers and transportation routes.

Our manufacturing business is primarily handled by our Cresswell Industries Group ("Cresswell") in Quebec. We produce roll formed steel sections and manufacture heavy equipment parts and accessories. Cresswell operates out of four facilities in Canada.

Raw Materials

The principal raw material used in our operations is flat rolled carbon steel which we typically purchase from steel producers. The steel industry as a whole is cyclical. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general, regional and international economic conditions, production levels, competition, import duties and tariffs and currency exchange rates.

We purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historical buying practices, contracts with customers and market conditions. We generally purchase steel at prevailing market prices in effect at the time we place our orders. In recent years, our steel suppliers have been significantly impacted by the shortage of raw materials resulting in cost increases affecting scrap, coke, iron ore and energy. This, together with a number of additional factors, including the strength of the general economy, the increased consolidation of North American steel producers and the demands for steel from the Asian markets has affected the availability and prices of flat rolled carbon steel. During periods of rising prices for steel, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers immediately. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results.

Suppliers

We purchase flat rolled carbon steel for processing from a number of North American and international primary steel producers in quantities that we believe are efficient for such producers. We concentrate on developing relationships with high-quality North American integrated steel mills and mini-mills, as well as international primary steel producers, and on becoming a valued customer of such producers. We are a major customer of flat rolled coil for some of our principal suppliers but are not dependent on any one supplier. In 2007, our top three steel suppliers represented approximately 24.5% of our total steel purchasing cost. This enables us to maintain continued sources of supply at what we believe are competitive prices. We believe the accessibility and proximity of our facilities to major steel producers will continue to be an important factor in our maintaining good relationships with them.

The steel industry has experienced consolidation in recent years. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that an inability to obtain steel and other metal products from our traditional suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the steel that we purchase. Such price increases could adversely affect our results of operations if we were not able to pass these price increases on to our customers.

Sales and Marketing

Each of our sales and distribution operations maintains its own sales and marketing staff to serve the specific local needs of our customers. As of November 24, 2007, our combined sales force consisted of 134 salaried inside and outside sales representatives of which 47 were commissioned representatives. In 2007, our sales efforts were focused primarily on direct customer contact. We believe that management selling is essential to our sales and marketing success. Consequently, our managers and product managers, as well as our chief executive officer and president, are all active in external sales. We feel that our commitment to quality, service and just-in-time delivery has enhanced our ability to build and maintain strong customer relationships.

Customers and Distribution

We serve over 5,100 customers in the United States and Canada. Our diversified customer and geographic base serves to reduce our exposure to fluctuations in business and economic cycles in particular industries and regions. In fiscal year 2007, our top 20 customers accounted for less than 36.0% of total net sales and only one customer, General Motors, accounted for more than 10.0% of sales at 12.6%. No other single customer accounted for more than 3.0% of total net sales. Our major customers include automotive parts manufacturers and stampers, other steel service centers, general fabricators and manufacturers of transportation equipment, material handling equipment, electrical components, appliances, storage tanks, railway cars, ship building material, construction and heavy equipment and agricultural equipment. In fiscal year 2007 our sales to automobile manufacturers and their suppliers combined with our sales to manufacturers supplying the automotive "after market" components and parts accounted for approximately 27.3% of total net sales and our sales to other steel service centers accounted for approximately 13.8% of total net sales.

Our facilities are strategically located to serve our broad customer base, which is largely located in the Northeastern, Mid-Atlantic and Mid-Western United States as well as Central Canada. These strategic locations allow us to operate an efficient delivery system capable of handling a high volume of short lead-time orders. We transport most of our products directly to customers via our own fleet of trucks and through independent trucking and logistics firms.

The following table sets forth the net sales of Acquired Company for the past two fiscal years:

	November 24, 2007	November 25, 2006
	(In thousands of U.S. dollars)
Canadian subsidiaries	$455,518	$481,278
U.S. subsidiaries	345,830	359,520
Total	$801,348	$840,798

Management Information Systems

We maintain management information systems, including bar coding systems, which monitor and allocate inventory among our operations. In particular, the inventory system at American Steel provides information to all sales and management personnel on a real time basis which enables them to offer a wide range of products to their customers on a timely basis without the need to maintain an inventory of the full product line at all locations. Furthermore, our systems generally provide information with respect to the buying patterns of our customers. Most of our systems have been developed specifically for the management of our particular operations, such as our processing and tubing operations. We have designed our systems to provide us with the ability to adapt quickly to our customers' needs. We actively pursue opportunities to streamline the cost and time associated with customer and supplier communications, including electronic data interchange.

Quality Standards

Our quality control systems establish controls and procedures covering all aspects of our products from the time the material is ordered by us through our receipt, production and shipment to our customers. These controls and procedures encompass periodic supplier audits, inspection criteria, traceability and certification. From time to time, we have successfully undergone quality audits by certain of our larger customers. As of November 24, 2007, 12 of our facilities have obtained ISO 9001:2000 certification, a universal industrial quality control standard set by the International Organization for Standardization. Furthermore, four of our facilities are TS16949 certified, the quality standard established for the automotive industry. Our remaining facilities are seeking ISO certification.

We provide a variety of processing services which have undergone considerable evolution in the area of quality assurance to meet the stringent demands of our customers, and in particular, the Ontario automotive market.

Backlog

Because of the just-in-time delivery policies of our customers and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

Competition

The principal markets we serve are highly competitive. Our industry is highly fragmented, consisting of numerous small and mid-sized companies, as well as a few larger publicly traded companies. Our geographic market encompasses the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Québec and Ontario. Within this geographic market, we compete with other regional and national steel service centers, single location service centers and, to a certain degree, primary steel producers and intermediate steel processors on a regional basis. We have different competitors for each of our products and within each geographic region.

We compete on the basis of price, product selection and availability, customer service, quality processing capabilities, timely delivery and geographic proximity. Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements. In addition, certain of our competitors have financial and operating resources in excess of our financial and operating resources and may have less leverage than we do. As a result, these competitors may be better positioned to respond to downward pricing pressures or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

In addition, our marketplace, particularly in structural tubing, is becoming increasingly global, and lower cost imports may adversely affect our sales and profit margins.

Although we have been able to successfully compete in the past, we may not be able to continue to do so. Increased domestic and foreign competition could harm our net sales and profitability in the future.

Environmental

Our operations and facilities are subject to comprehensive and frequently changing federal, state, provincial and local laws and regulations in the United States and Canada relating to the protection of the environment, including those related to air emissions, wastewater discharges, treatment, storage and disposal of hazardous substances and other materials and wastes, and in general, the emissions of pollutants into the environment. Our Stoney Creek, Ontario processing facility and our Cresswell, St. Hubert, Quebec manufacturing facility have obtained ISO 14000 certification.

We believe that we are in material compliance with all currently applicable environmental laws and regulations. We do not anticipate any material expenditure to meet environmental requirements and do not believe that continued compliance with such existing laws and regulations will have a material adverse effect on our operations or financial condition. However, we cannot predict the environmental laws or regulations that may be enacted in the future or how existing or future laws and regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretations of existing laws and regulations, may require significant additional expenditures by us which could vary substantially from those currently anticipated.

Our subsidiary ASA was named as one of 19 defendants in an action brought in October 2001 by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, RI, which has been categorized as a Superfund site by federal authorities. The complaint was subsequently amended twice to add additional defendants, aggregating to a total of 57 defendants. The plaintiffs claim that ASA is liable based upon alleged shipments to the site by ASA. The plaintiffs have identified over 100 potentially responsible parties, or PRPs, and the Environmental Protection Agency, or EPA, has issued claim notice letters to 63 parties, some of which are defendants in the lawsuit. ASA received, on or about April 25, 2003, an EPA claim letter seeking reimbursement of costs incurred and to be incurred at the site. ASA responded to the claim by denying liability for the site. During 2006, ASA and approximately 25 other defendants in the litigation entered into a settlement with the plaintiffs, with the approval of the EPA, resolving the settling defendants' alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site. The litigation remains pending against the non-settling defendants. The settlement does not address future remediation costs, and we do not believe it is currently possible to estimate our share, if any, of such costs, should claims for their recovery be pursued against us. We believe that we have meritorious defenses against any such claims, and we intend to defend our position vigorously should they be pursued against us. However, we may not prevail in such event, and any significant loss could have an adverse effect on our financial results.

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or operators of such properties may have generated and disposed of wastes which are or may be in the future considered hazardous. Although we are not aware of any such sites as to which material outstanding obligations exist, it is possible that the discovery of additional contamination at these or other sites could result in additional environmental liabilities.

Governmental Regulation

In addition to environmental laws and regulations our operations are governed by many other laws and regulations, including, without limitation, those relating to workplace safety and employee health. In addition, our subsidiaries and affiliates own and lease trucks for transporting products at various facilities. The operation and maintenance of these vehicles is governed by various safety regulations. We believe that we are in compliance with these laws and regulations in all material respects and we do not believe that continued compliance with such laws and regulations will have a material adverse effect on our business, results of operations or financial condition.

Hedging

We do not use derivative commodity instruments to hedge our exposure to the impact of price fluctuations on our principal raw materials. We have in the past and may in the future utilize forward contracts, from time to time, to hedge our exposure to Canadian dollar exchange rate fluctuations in connection with future sales and purchases denominated in U.S. dollars. Forward contracts are entered into with reputable financial institutions and we do not enter or hold foreign exchange forward contracts for trading purposes. There were no forward foreign exchange contracts outstanding at November 24, 2007.

Employees

As of November 24, 2007, we employed approximately 954 employees, of which approximately 13.8% were categorized as administrative employees, 64.2% as production and warehouse, 14.1% as sales personnel and 7.9% as truck drivers. Approximately 26.0% of our total employees, representing certain employees at nine of our 22 facilities are organized by the United Steelworkers, the Teamsters, the Sheet Metal Workers and independent employee associations. We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in June 2008. Specifically, the labor contract with the United Steel Workers covering 11 employees at our Cumberland facility will expire in June 2008 and the labor contract with employee associations covering 17 employees at our Norwood facility will expire in December 2008. We do not presently anticipate that any work stoppages will occur prior to renegotiation of these contracts. We believe that our relations with our employees are satisfactory. We have not experienced a work stoppage by any of our unions or employee associations in over 20 years.

Seasonality

Due to the impact of seasons and climate in the regions we predominantly serve and the related seasonality of the businesses of our customers, demand for certain of our products fluctuates during the winter months.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

The prices we pay for steel and the prices we are able to charge our customers for our products may fluctuate due to a number of factors beyond our control, which could negatively affect the prices of our products, reduce our margins of profitability and weaken our financial condition.

The principal raw material used in our operations is flat rolled carbon steel which we typically purchase from steel producers. The steel industry as a whole is cyclical. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general, regional and international economic conditions, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can affect the availability and costs of raw materials for us, and may therefore adversely affect our net sales, operating margin and net income.

The cost of steel and other raw materials represented 75.7% and 79.1% of our total net sales in fiscal year 2006 and 2007, respectively. We purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historical buying practices, contracts with customers, customer indications and market conditions. We generally purchase steel at prevailing market prices in effect at the time we place our orders. In recent years, our steel suppliers have been significantly affected by the shortage of raw materials resulting in cost increases affecting scrap, coke, iron ore and energy. This, together with a number of additional factors, including the strength of the general economy, the increased consolidation of North American steel producers and the demands for steel from the Asian markets has affected the availability and prices of flat rolled carbon steel. During periods of rising prices for steel, we may be negatively affected by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers immediately. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results. Our results of operations were adversely affected for fiscal year 2007 by the decrease in prices of our products resulting from the decrease in prevailing market prices of steel.

Our business may be affected by the general economic conditions of the industries that purchase our products. Reduced demand from any one of these industries could result in lower operating income and profitability.

Our profitability depends in part on the varying economic and other conditions of the end-user markets we serve. Certain of our products are sold to industries, including automotive, transportation and manufacturing, that experience significant fluctuations in demand based on general economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. As a result, our customers' demand for our products may change and our customers may delay purchase orders, extend seasonal shutdowns or discontinue operations at certain of their manufacturing facilities and otherwise reduce production levels. We may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries when one or more of our customers' industries experiences a decline. Any of these events would adversely affect our profitability and cash flows.

Sales of our products for use in the automotive industry accounted for approximately 23.6% of our net sales in fiscal year 2006 and approximately 27.3% of our net sales for fiscal year 2007. Such sales include sales directly to the automobile manufacturers and to their components and parts suppliers, as well as to manufacturers supplying the automotive "after market" components and parts. The automobile industry experiences fluctuation in demand based on numerous factors such as general economic conditions and consumer confidence. The automobile industry is also subject, from time to time, to labor problems, which may result in reduced demand for our products during work stoppages.

In addition, although we do not generally sell our products directly to customers outside of North America, our financial performance is nonetheless dependent on a healthy economy outside North America. Our customers sell their products abroad and some of our suppliers buy their raw materials outside North America. As a result, our business is affected by general economic conditions and other factors outside North America.

An interruption in sources of steel supply could have a material adverse effect on our results of operations.

We purchase our raw materials, including flat rolled carbon steel and a variety of other metals, on a frequent basis from a number of North American and international primary steel producers. In 2007, our top three steel suppliers represented approximately 24.5% of our total steel purchasing cost. If we are unable to obtain sufficient amounts of steel and other metal products at competitive prices or on a timely basis from our traditional suppliers (including by reason of the termination of one or more of our relationships with our major suppliers), we may not be able to obtain such products from alternative sources at competitive prices to satisfy our customers' delivery schedules, which could materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, the global steel industry has experienced significant consolidation in recent years. Further consolidation could result in a decrease in the number of major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that an inability to obtain steel and other metal products from our traditional suppliers would result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to product liability claims and other damage claims with respect to the products we produce.

In our business, we are exposed to product liability claims with respect to defects in the products we produce, including those of our products that are incorporated into the products of our customers, such as our customers in the automotive and construction industries. In addition, we may be subject to liability to our customers for damages incurred by them in the event that a defect or other nonconformity in one of our products results in a recall of, or delay or other disruption in the production of, a product of our customer into which our product is incorporated. Any such claims or liabilities for which we are ultimately determined to be responsible could materially adversely affect our financial condition and results of operations, and could materially affect our reputation and relationships with our customers.

We extend trade credit to certain of our customers in the ordinary course of business. Our results of operations may be adversely affected if these customers are unable to repay this credit.

We extend trade credit to our customers in the ordinary course of our business, in some cases for large purchases and for extended periods of time. We are therefore exposed to the risk that some of our customers may be unable to repay us, whether as a result of conditions in the applicable end market or otherwise. Significant defaults by our customers could adversely affect our financial condition and results of operations.

We may not be able to grow our business in the future or to manage our growth effectively.

Historically, we have managed to grow our business internally and through selective acquisitions. In the future, we may not be able to identify and capture growth opportunities and therefore we may not be able to grow our business at the rate we have in the past, or at all. Further, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Any new facility or operation or any future acquisitions, if completed, may adversely affect our profitability by creating operating inefficiencies that could increase our operating expenses as a percentage of sales and reduce our operating income. In addition, the expansion of an existing facility or the construction of a new facility could hinder our results of operations due to the effect of start-up costs and the potential for underutilization in the start-up phase of a facility. Acquisitions could also result in unforeseen difficulties in integrating the acquired businesses with our existing business and could divert a disproportionate amount of management time and attention which could decrease the time that they have to service and attract customers and develop new products and services. We may not be able to retain the management, key employees or significant customers of an acquired business. Our inability to complete the integration of new businesses in a timely and orderly manner may increase costs and otherwise adversely affect our financial condition and results of operations.

Restrictions contained in the ABL Credit Facility and in the indenture governing our Notes might also inhibit our ability to make certain investments, including acquisitions and participation in joint ventures. Future acquisitions may result in the incurrence of indebtedness and contingent liabilities and an increase in interest and amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs. The incurrence of additional indebtedness to pay for expansion costs or acquisition costs could harm our liquidity and financial stability. Although we evaluate, from time-to-time, potential acquisitions, we currently have no understandings, agreements or commitments to make any acquisitions.

Our Canadian operations subject us to currency translation risk which could cause our reported results to fluctuate significantly from period to period.

We receive a material portion of our revenue from our Canadian operations in Canadian dollars. For each reporting period, we translate the results of operations and financial condition from our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, our revenue, as reported, is favorably affected and, conversely, expenses are unfavorably affected. Similarly, as the relationship of the Canadian dollar weakens against the U.S. dollar, our revenue, as reported, is unfavorably affected and, conversely, expenses are favorably affected. Fluctuations in the relative values of the U.S. dollar and the Canadian dollar could negatively affect our results of operations and assets and liabilities as reported in our financial statements.

We could incur substantial costs in order to comply with, or to address any violations or liabilities under, environmental and occupational health and safety laws, significantly increasing our operating expenses and reducing our operating income.

Our operations and facilities, primarily our processing centers and manufacturing facilities, are subject to comprehensive and frequently changing federal, state, provincial and local laws and regulations in the United States and Canada relating to the protection of the environment, including those related to air emissions, wastewater discharges, treatment, storage and disposal of hazardous substances and other materials and wastes, and in general, the emissions of pollutants into the environment. We are also subject to occupational health and safety laws and regulations. We have made, and will continue to make, significant expenditures to comply with such laws and regulations. We cannot predict the environmental laws or regulations that may be enacted in the future or how existing or future laws and regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretations of existing laws and regulations, may require significant additional expenditures by us which could vary substantially from those currently anticipated.

We also could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. For example, our subsidiary, ASA was named as one of 19 defendants in an action brought in October 2001 by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, RI, which has been categorized as a Superfund site by federal authorities. The complaint was subsequently amended twice to add additional defendants, aggregating to a total of 57 defendants. The plaintiffs claim that ASA is liable based upon alleged shipments to the site by ASA. The plaintiffs have identified over 100 potentially responsible parties, or PRPs, and the Environmental Protection Agency, or EPA, has issued claim notice letters to 63 parties, some of which are defendants in the lawsuit. ASA received, on or about April 25, 2003, an EPA claim letter seeking reimbursement of costs incurred and to be incurred at the site. ASA responded to the claim by denying liability for the site. During 2006, ASA and approximately 25 other defendants in the litigation entered into a settlement with the plaintiffs, with the approval of the EPA, resolving the settling defendants' alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site. The litigation remains pending against the non-settling defendants. The settlement does not address future remediation costs, and we do not believe it is currently possible to estimate our share, if any, of such costs, should claims for their recovery be pursued against us. We believe that we have meritorious defenses against any such claims, and we intend to defend our position vigorously should they be pursued against us. However, we may not prevail in such event, and any significant loss could have an adverse effect on our financial results.

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or operators of such properties may have generated and disposed of wastes which are or may be in the future considered hazardous. Although we are not aware of any such sites as to which material outstanding obligations exist, it is possible that the discovery of contamination at these or other sites could result in future environmental liabilities.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Interruptions in our production capabilities would increase our production costs and reduce our sales and earnings for the affected period. In addition to periodic equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steel processing and manufacturing equipment, such as an in-line temper mill, cut-to-length line, slitting line, pickling line, tube mill and roll forming and stamping equipment, and this equipment may, on occasion, incur downtime as a result of unanticipated failures. In particular, we do not have redundant capabilities with respect to the output of our hydroform tubing lines in Mississauga, Ontario and Jeffersonville, Indiana, or our pickling line in Stoney Creek, Ontario. We may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which would reduce the amount of cash available for our operations. Our insurance may not cover our losses. In addition, long-term business disruption could harm our reputation and result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

We operate in a highly fragmented and competitive industry and increased competition could reduce our sales and profitability.

The principal markets that we serve are highly competitive. Our industry is highly fragmented, consisting of numerous small and mid-sized companies, as well as a few larger publicly-traded companies. Our geographic market encompasses the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Québec and Ontario. Within this geographic market, we compete with other regional and national steel service centers, single location service centers and, to a certain degree, primary steel producers and intermediate steel processors on a regional basis. We have different competitors for each of our products and within each geographic region.

We compete on the basis of price, product selection and inventory availability, customer service, quality processing capabilities, timely delivery and geographic proximity. Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements. In addition, certain of our competitors have financial and operating resources in excess of our financial and operating resources and may have less financial leverage than we do. As a result, these competitors may be better positioned to respond to downward pricing pressures or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

In addition, our marketplace is becoming increasingly global, and lower cost imports may adversely effect our sales and profit margins. For instance, our results of operations for fiscal year 2007 were negatively affected by a decline in sale volume of structural tubing due to an increase of imported products.

Although we have been able to successfully compete in the past, we may not be able to continue to do so. Increased competition could harm our net sales and profitability in the future.

If our customers, which are primarily North American manufacturing and industrial companies, relocate operations or outsource functions overseas, we could lose their business.

Our customer base is located in the United States and Canada and consists primarily of manufacturing and industrial companies. Some of our customers operate in industries that are undergoing consolidation through acquisition and merger activity. In addition, some of our customers operate in industries, including the automotive industry, that are considering or have begun relocating production operations overseas or outsourcing particular functions overseas. We do not currently operate facilities outside of North America. To the extent our customers cease North American operations, relocate their production operations or outsource particular functions overseas, we could lose their business. Acquirers of manufacturing and industrial companies may have suppliers of choice that do not include us. These events could have an adverse effect on our results of operations and financial condition.

Our operations may be impacted by future labor negotiations or work stoppages and our inability to renegotiate labor contracts when they expire.

As of November 24, 2007, we employed approximately 954 persons, of which approximately 13.8% were categorized as administrative employees, 64.2% as production and warehouse, 14.1% as sales personnel and 7.9% as truck drivers. Approximately 26.0% of our total employees, representing certain employees at nine of our 22 facilities, are organized by the United Steelworkers, the Teamsters, the Sheet Metal Workers and independent employee associations. We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in June 2008. Specifically, the labor contract with the United Steel Workers covering 11 employees at our Cumberland facility will expire in June 2008 and the labor contract with employee associations covering 17 employees at our Norwood facility will expire in December 2008. We may not be able to successfully negotiate extensions of these agreements or new labor contracts for these employees without any labor disruption. Work stoppages could have a direct negative impact on our ability to conduct business and continue production, and on our results of operations.

We depend on our operating management team and the loss of a number of the members of our management team could prevent us from implementing our operating methodology.

The success of our business is dependent upon the management and leadership of our operating management team. With the consummation of the Acquisition, we have begun to implement our operating methodology, The Decalogue™, which proposes operating the Company as a system or a group of interdependent components working together. Acquired Company previously operated with a decentralized, autonomous structure. Our operating methodology may not be accepted by the existing operating management team and its implementation may be disruptive, resulting in the loss of members of the operating management team. The loss of a number of these individuals or our inability to attract, retain and maintain additional personnel could adversely affect our ability to conduct, manage and grow our business.

Failure to successfully implement our operating methodology, The Decalogue™, may impede our plans to increase revenues and cash flow.

Our revenues and cash flows will not increase as planned if we fail to implement the key elements of our operating methodology. For example, if we are not successful in implementing our operating methodology, The Decalogue™, we may not enable higher operating capacities, lower cycle times and related inventory management goals and lower fixed operating expenses. Also, if we are unable to identify and pursue new market segments for our products, we may not be able fully utilize our production capacity and increase our sales.

The Acquisition could result in disruptions in business, loss of customers or contracts or other adverse effects.

The Acquisition may cause disruptions in our business, which could have a material adverse effect on our business and operations. Our customers, and other business partners, in response to the Acquisition, may adversely change or terminate their relationships with us, which could have a material adverse effect on our business and operations.

Damage to our information technology infrastructure could harm our business.

The unavailability of any of our management information systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

The unaudited pro forma condensed consolidated financial statements are not an indication of the combined company's financial condition or results of operations following the Acquisition.

The unaudited pro forma condensed consolidated financial statements contained in this Report are not an indication of the Company's financial condition or results of operations following the consummation of the Acquisition. The unaudited pro forma condensed consolidated financial statements have been derived from the historical financial statements of Symmetry and Acquired Company, and many adjustments and assumptions have been made regarding the combined company after giving effect to the Acquisition. As a result, the actual financial condition and results of operations of the Company following the consummation of the Acquisition may not be consistent with, or evident from, the unaudited pro forma condensed consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

The following chart describes each of our Canadian facilities:

Subsidiary/location	Description of operations and products		Title
Novamerican Steel Canada Inc. LaSalle, Québec	• 160,000 sq. ft. • Temper mill • Two cut-to-length lines • Two slitting lines	• Hot-rolled, hot-rolled pickled and oiled and tubing	Leased to November 2019
Novamerican Steel Canada Inc. Cambridge, Ontario	• 49,100 sq. ft. • Two slitting lines	• Hot-rolled, hot-rolled pickled and oiled, cold-rolled and coated slit coils	Leased to November 30, 2009
Delta Tube Inc. LaSalle, Québec (60% Owned)	• 100,000 sq. ft. • HSS tube mill, up to 5" ´ 5" ´ 1/4"	• Toll rolling of HSS tubing for Novamerican Steel and pipe for Mittal Canada Inc.	Owned
Novamerican Steel Canada Inc. Baie d'Urfé, Québec	• 47,100 sq. ft. • Hot-rolled tube mill up to 3" O.D.	• Toll rolling of tubing for the structural market	Leased to May 31, 2008

Novamerican Steel Canada Inc. Mississauga, Ontario	• 90,000 sq. ft. • Cold-rolled tube mill up to 4" O.D.	• High quality mechanical tubing targeting hydroformed automobile components and other automotive and general manufacturing applications	Leased to April 30, 2012
Novamerican Steel Canada Inc. Stoney Creek, Ontario	• 171,000 sq. ft. • Pickling line • Two slitting lines	• Pickling and slitting of coils on a toll rolling basis	Owned
Novamerican Steel Canada Inc. Dorval, Québec	• 75,500 sq. ft. • Slitting line • Two precision multi-blanking cut-to-length lines	• Hot-rolled, cold-rolled and galvanized products for general manufacturing applications	Leased to November 30, 2009
Novamerican Steel Canada Inc. Granby, Québec	• 71,600 sq. ft. • 15 roll forming lines • Seven punch presses • Stamping and manufacturing • In-line welding	• Variety of sophisticated roll formed sections on customer demand	Owned
Novamerican Steel Canada Inc. Granby, Québec	• 72,500 sq. ft. • Electrostatic powder coating	• Pallet racking	Owned
Novamerican Steel Canada Inc. St. Hubert, Québec	• 118,300 sq. ft. • Manufacturing	• Front loader buckets	Leased to December 31, 2011
Novamerican Steel Canada Inc. Shawinigan, Québec	• 19,322 sq. ft. • Five punch presses • Stamping • Assembly	• Hardwood flooring nails, nailers and accessories	Leased to February 28, 2009

The following chart describes our two tubing facilities in the United States:

Subsidiary/location	Description of operations and products		Title
Nova Tube and Steel, Inc. Morrisville, PA	• 163,300 sq. ft. • HSS tube mill up to 6" ´ 6" ´ 3/8" • Heavy gauge slitter • Heavy gauge cut-to-length line	• Hot-rolled HSS tubing up to 6" square • Hot-rolled sheet and plate coil	Owned
Nova Tube Indiana, LLC Jeffersonville, IN	• 108,000 sq. ft. • Mechanical tube mill up to 7" O.D.	• High quality mechanical tubing targeting hydroformed automobile and truck frame components	Owned

The following chart describes each of our other nine facilities in the United States:

Subsidiary/location	Description of operations and products		Title
American Steel and Aluminum Corp. Albany, NY	• 40,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned

American Steel and Aluminum Corp. Ashland, VA	• 45,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Auburn, MA	• 105,000 sq. ft. • Four slitting lines • Leveling and cut-to-length line • Blanking line

•    Supplier of cold-rolled and high carbon strip steel

•    Processing of coated sheets and bright finished materials

•    Processing of cold-rolled, galvanized, aluminum and stainless coils to supply sheets to all American Steel divisions

Owned
American Steel and Aluminum Corp. Cumberland, RI	• 49,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Harrisburg, PA	• 104,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Hartford, CT	• 36,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Norwood, MA	• 55,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Portland, ME	• 59,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned
American Steel and Aluminum Corp. Syracuse, NY	• 53,000 sq. ft. • Shearing • Bar sawing	• All carbon steel products and galvanized sheet • Stainless steel and aluminum products • Tubing and pipe	Owned

ITEM 3. LEGAL PROCEEDINGS

In addition to the claims mentioned in the "Environmental" section of "Item 1. Business," we are a party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In our opinion, the outcome of these additional proceedings is not likely to have a material adverse effect upon our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On October 25, 2007, the Company held a special meeting of stockholders. At the meeting, the stockholders voted to approve the Acquisition. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act and shares present at the meeting were voted for the proposal, against the proposal or abstained as set forth below:

Votes for the Proposal	Votes Against the Proposal	Abstentions
16,711,126 shares	4,000,479 shares	1,000 shares

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On March 12, 2007, our initial public offering of 18,750,000 units was consummated. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock. On April 4, 2007 our common stock began trading separately from the warrants on the American Stock Exchange ("AMEX"). Our common stock, warrants and units traded publicly on the American Stock Exchange ("AMEX") under the trading symbols "SHJ," "SHJ.WS" and "SHJ.U," respectively, until the close of business on December 28, 2007, at which time each of the common stock, warrants and units were delisted. Effective December 31, 2007, the Company's common stock and warrants began trading publicly on the Nasdaq Capital Market ("NASDAQ"), under the trading symbols "TONS" and "TONW," respectively. The Company's units which had traded as a separate class of security, ceased to trade as such and all outstanding units were automatically separated into common stock and warrants. The following table shows the high and low sales prices per share of our common stock, per warrant and per unit as reported by the AMEX for the periods indicated:

	Common Stock		Warrants		Units
Quarter Ended	HIGH	LOW	HIGH	LOW	HIGH	LOW
June 30, 2006	n/a	n/a	n/a	n/a	n/a	n/a
September 30, 2006	n/a	n/a	n/a	n/a	n/a	n/a
December 31, 2006	n/a	n/a	n/a	n/a	n/a	n/a
March 31, 2007	n/a	n/a	n/a	n/a	$8.10	$7.82
June 30, 2007	$7.70	$7.05	$1.50	$0.86	$9.10	$7.89
September 30, 2007	$7.67	$7.40	$1.51	$0.85	$9.10	$8.70
November 24, 2007	$8.10	$6.80	$2.30	$1.30	$9.68	$8.60

The last reported closing price per share of our common stock as reported by NASDAQ on February 15, 2008 was $3.05 per share. As of February 15, 2008, there were 13 holders of record of our common stock.

Dividend Policy and Restrictions

It is the current policy of our Board of Directors to retain earnings to repay debt and other obligations, finance strategic plans, conduct business operations and fund acquisitions. Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors, the limitations contained in the ABL Credit Facility and the Notes, and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Novamerican Steel did not pay any cash dividends or purchase common shares in the fiscal year ended November 24, 2007. Subject to the restrictions set forth below, we may from time to time use our liquidity or cash flow to repurchase our debt or equity securities.

Under the ABL Credit Facility, in general, we are permitted to pay dividends and repurchase common stock so long as after paying such dividend or repurchasing the common stock, at least $65.0 million is available to be drawn by our subsidiary borrowers under the ABL Credit Facility and we would be able to meet certain fixed charge coverage ratio requirements. In addition, we are permitted to make payments not to exceed $275,000 to redeem the outstanding warrants.

Under the indenture for the Notes, in general, we are permitted to pay dividends and repurchase common stock if certain consolidated interest coverage ratio requirements are satisfied plus, regardless of compliance with such ratio requirements, an amount of up to the sum of 50.0% of certain consolidated net income (cumulative from the commencement of fiscal year 2008), 100.0% of net cash proceeds from certain sales of common stock (subsequent to November 14, 2007) and certain investment returns. In addition, we are permitted to make payments not to exceed $275,000 to redeem the outstanding warrants.

Performance Graph

The following graph compares the total return provided to shareholders of our common stock since inception to the AMEX Composite Index and the Russell Microcap Index. An investment of $100 is assumed to be made in our stock and each index at inception on April 4, 2007 and its relative performance is tracked through November 23, 2007, the last trading day of fiscal year 2007.

Issuances of Our Securities

The Company has not issued any securities during the fiscal year ended November 24, 2007, other than those issuances disclosed in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007 and in the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2007.

Use of Proceeds

On March 12, 2007, we consummated our initial public offering of 18,750,000 units, each consisting of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $5.50 per share. The units were sold at an offering price of $8.00 per unit, generating aggregate gross proceeds of $150.0 million. The gross proceeds of $150.0 million, plus interest income, net, earned on the funds deposited in the trust account (of approximately $3.3 million), were used for offering expenses of approximately $0.6 million, underwriting discounts and expenses of approximately $10.4 million, and conversion payments for the converted shares of common stock of approximately $30.3 million. The net proceeds of approximately $112.0 million were used to finance the Acquisition.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

The consolidated financial statements for the fiscal year ended December 31, 2006 include only the financial results of Symmetry commencing with its inception on April 26, 2006. The financial statements for the period January 1, 2007 through November 24, 2007, include the financial results of Novamerican Steel, its wholly-owned subsidiaries Novamerican Steel

Holdings Inc. ("Novamerican Holdings"), Novamerican Steel Finco Inc. ("Novamerican Finco") and 10 days of Acquired Company (the period from November 15, 2007 until November 24, 2007).

The Company changed its fiscal year from December 31 to the last Saturday of November. The fiscal period ending November 24, 2007 includes financial results from January 1, 2007 and the fiscal period ending on December 31, 2006 includes financial results from April 26, 2006 (the date of inception of the Company).

	Years Ended
	December 31, 2006	November 24, 2007
	(in thousands of U.S. dollars except share and per share data)
Statement of Operations Data:
Net sales (a)	$—	$16,304
Net loss (b)	(148)	(3,799)
Net loss per share
Basic	$(0.03)	$(0.20)
Diluted	$(0.03)	$(0.20)
Weighted average number of common stock outstanding (c)	4,687,500	19,375,451
Weighted average number of diluted common stock outstanding (c)	4,687,500	19,375,451

Balance Sheet Data (at period end):

Total assets (d)	$714	$678,220
Total long term debt (e)	—	390,588

(a) For 2006, includes only the financial results of Symmetry commencing with its inception on April 26, 2006. For 2007, includes net sales for 10 days of Acquired Company.

(b) For 2007, includes $2.3 million of formation and operating costs and $4.4 million of transaction expenses associated with the Acquisition.

(c) For 2007, weighted average shares outstanding include 4,687,500 shares issued to the funding stockholders, initial public offering of 18,750,000 shares on March 12, 2007, the subsequent exercise of conversion rights for 3,860,196 shares on November 15, 2007 and the private placement of 1,875,000 units, consisting of one share of common stock and one warrant, also occurring on November 15, 2007. As a result of the net loss reported for 2007, 25,579,069 of potential common shares underlying dilutive securities have been excluded from the calculation.

(d) For 2007, includes assets of Acquired Company. Financial information for the business acquisition is provided in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 3 - Business Acquisition" of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

(e) For 2007, includes $75.6 million outstanding on the Company's $175.0 million, five year, asset based revolving credit facility and senior secured notes in an aggregate principal amount of $315.0 million. Financial information for long-term debt is provided in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11 - Long-Term Debt" of this Annual Report on Form 10-K. That financial information is incorporated herein by reference.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	(in thousands of U.S. dollars except per share data)
Net sales (a)	$—	$—	$—	$16,304
Net income (loss) (b)	185	932	941	(5,857)
Net income (loss) per share
Basic	$0.02	$0.04	$0.04	$(0.25)
Diluted	$0.02	$0.03	$0.03	$(0.25)

(a) The 2007 fourth quarter includes net sales for ten days of Acquired Company.

(b) The 2007 first, second and third quarters include formation and operating costs of $0.1 million, $0.5 million and $0.4 million, respectively and interest income, net, of $0.4 million, $1.9 million and $1.9 million, respectively. Interest income, net, was earned on the net proceeds from Symmetry's initial public offering held in trust until the closing of the Acquisition of Acquired Company on November 15, 2007. The 2007 fourth quarter includes 10 days of Acquired Company. The 2007 fourth quarter also includes $1.4 million of formation and operating costs, $4.4 million of transaction expenses and $0.5 million of interest income, net.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with "Item 6. Selected Financial Data," "Pro Forma Financial Statements" and Novamerican's Consolidated Financial Statements and Notes thereto that appear elsewhere in this Report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward looking statements.

Corporate Overview

The Company

The Company was incorporated as Symmetry Holdings Inc. in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. On March 12, 2007, our initial public offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150.0 million. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of April 4, 2007. On December 5, 2007, the Company filed with the Secretary of State of the State of Delaware a Certificate of Ownership and Merger merging a newly formed Delaware company, Novamerican Steel Inc., into the Company pursuant to Section 253 of the Delaware General Corporation Law. Pursuant to such Certificate of Ownership and Merger, the Company's Amended and Restated Certificate of Incorporation was amended to change its name to Novamerican Steel Inc.

Description of the Acquisition

On November 15, 2007, the Company completed the Acquisition. The Acquisition had been approved by the Company's stockholders on October 25, 2007 and by Acquired Company's shareholders on October 31, 2007. The Acquisition was carried out pursuant to an arrangement agreement, dated June 21, 2007, between the Company, its wholly-owned indirect subsidiary ("Acquisitionco") and Acquired Company (the "Arrangement Agreement") under a court-approved statutory plan of arrangement governed by the Canada Business Corporations Act. The Company's stockholders who properly exercised their conversion rights received $7.84 in cash per share. A total of 3,860,196 shares were converted for an aggregate of $30.3 million in cash. Under the terms of the Arrangement Agreement, the shareholders of Acquired Company received $56.00 in cash per share ($585.2 million in cash in the aggregate) for all of the outstanding shares of Acquired Company.

Funding for the Acquisition purchase price and related expenses was provided by (i) debt financing, including borrowings under a $175.0 million ABL Credit Facility and proceeds from the sale of $315.0 million aggregate principal amount of Notes, (ii) the sale in a private placement of 1,875,000 units of the Company for $15.0 million, or $8.00 per unit, to certain of the Company's affiliates, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $5.50, exercisable from March 7, 2008 until expiration on November 15, 2011; and (iii) approximately $112.0 million of cash held in trust by the Company that was raised in its initial public offering in March 2007.

Overview of financial results for audited financial statements

Components of financial presentation

Novamerican's consolidated financial statements include the accounts and transactions of its U.S. affiliates and its Canadian affiliates at historical cost, except that all material intercompany balances and transactions have been eliminated. Novamerican's interest in a joint venture is accounted for by the equity method. Accordingly, Novamerican's share in the income of its joint venture is included in consolidated net income. The Company has accounted for the Acquisition as a purchase and the purchase price was allocated to all tangible and intangible assets based upon a preliminary valuation of their respective fair values. The preliminary valuation analysis included analyses of historical operating results of the Company, research of the industry in which the Company operates, benchmarking data of prior merger and acquisition activity in the same general industry of the Company, research of publicly traded guideline companies and other economic and financial analyses, where applicable. The Company is in the process of obtaining third-party valuations for certain of these assets, including property, plant and equipment and certain intangibles. Accordingly, the allocation of the purchase price is subject to refinement.

We sell a broad range of products and toll processing services, which contribute different gross margin dollars. The dollar amount of contribution varies depending on the type of customer and the level of processing or value-added services we perform. Products that have undergone more value-added processing, as well as manufactured products, generally have a higher dollar amount of contribution. Toll processing generally results in lower selling prices per ton but higher gross margins as a percentage of net sales than direct sales since our steel costs in respect of toll processing are zero. Accordingly, our overall gross margin in any one period is affected by product mix and the amount of toll processing performed, as well as volatility in selling prices and material purchase costs. However, we estimate that approximately 72% of our volume is either toll processed or contracted through fixed margin or fixed price contracts and has limited raw material price risk. Net sales include direct sales and toll processing revenues. Costs of goods sold consist primarily of raw material, typically hot rolled carbon steel, and related freight-in.

We sell products in Canada and the United States. All of our sales and payments are made in either Canadian dollars or U.S. dollars, and we conduct our operations generally on the basis of short-term orders. Our customers typically release orders on a just-in-time basis and generally use one-week forecasts for placement of orders, which are subject to frequent additions and cancellations. Because our firm orders are so variable and have such short lead times, backlog, in the traditional sense, at any point in time is not a meaningful indicator of the trend in our overall business or our future performance.

We operate as an intermediary between steel producers and our customers. As described below, increasing or decreasing trends in steel prices will temporarily have an impact on our accounts receivable and inventories, and thereby on our working capital and liquidity. Our accounts receivable, as recorded on our balance sheet, typically reflect invoices which are dated within three months prior to, and which are unpaid at, the date of the balance sheet. The amount of our accounts receivable as recorded on our balance sheet therefore reflects the recent increasing or decreasing trends in selling prices as well as in sales volumes. Similarly, our inventories, which we report on a first-in, first-out basis, reflect recent inventory replacement costs. At November 15, 2007, our inventories also included a purchase price adjustment to fair value of approximately $7.8 million. As our inventory replacement costs increase or decrease, based on similar inventory volumes, our inventories as recorded on our balance sheet will increase or decrease accordingly. Our inventories at year end will reflect more current pricing for steel, whereas net sales for the year reflect pricing through the full 12 month period. Where there is a period during which steel prices rise, based on similar volumes, inventories have historically increased at a greater rate than sales. Similarly, when steel prices decrease, based on similar volumes, inventories have historically decreased at a greater rate than sales. During periods of increasing prices, we face increased working capital demands as we sell off lower priced inventory but must purchase steel at the increasing prices. Similarly, when prices are decreasing, we face the challenge of selling the inventory that we acquired at a relatively higher cost as we replace our inventory at the decreasing prices. We believe that funds available under our ABL Credit Facility together with the funds from our operations will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital requirements and capital expenditure requirements over the next 12 months. See "—Liquidity and capital resources."

Drivers of our results of operations

End-user market demand

Our results of operations depend in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, particularly the general manufacturing, non-residential construction and automotive industries in North America, are subject to volatility and, as a result, our customers' demand for our products may change due to changes in general and regional economic conditions, consumer confidence, fuel and energy prices, employment and income growth trends and interest rates, each of which are beyond our control. These factors cause a significant increase or decrease in the demand for our products, which would impact our shipment volume and our results of operations. While no single end-user market drives our overall performance, individual end-user markets are influenced by conditions in their respective industries. Demand for our products in the end markets we serve generally correlates positively with the overall economy and particularly the overall steel industry. For example, during the downturn in the North American Steel industry from 2000 to 2001, manufacturers of steel experienced significant volatility in demand and market prices for their products. In the period of increased worldwide demand for steel that began in fiscal 2004, we experienced an over 400% increase in our operating income from fiscal 2003. Demand for our products in the general manufacturing and non-residential construction end-user markets is driven by overall economic conditions and new non-residential construction activity, which are impacted by interest rate levels and overall economic conditions. The number of new automotive units sold drives sales of our products in the automotive industry, particularly by the traditional domestic producers or "Big Three." Any continued declines in the domestic automotive market share by the Big Three or the general overall economic conditions that affect consumer confidence and consumer spending could have a negative impact on the automotive industry and therefore on our future results of operations.

Competition

The principal markets that we serve are highly competitive. Our geographic market encompasses the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Québec and Ontario. Within this geographic market, we compete with other foreign, regional and national steel service centers, single location service centers and, to a certain degree, primary steel producers in North America and abroad and intermediate steel processors on a regional basis. We have different competitors for each of our products and within each geographic region. Our industry is highly fragmented, consisting of numerous small and mid-sized companies, as well as a few larger publicly-traded companies.

We compete on the basis of quality, price, product selection and availability, customer service and geographic proximity. Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements. In addition, certain of our competitors have financial and operating resources in excess of our financial and operating resources and may have less leverage than we do. As a result, these competitors may be better positioned to respond to downward pricing pressures or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

Steel pricing and margin

The principal raw material we use is hot rolled carbon steel. Hot rolled carbon steel is a commodity and, as such, is valued based upon a variety of market driven factors, including the price of steel scrap and iron ore. We manage the price of our main raw material using the following methods:

•

Approximately 41.7% of our shipment volume (in fiscal year 2007) is on the basis of toll processing whereby the customer procures the steel, sends it to our facilities and pays a fixed amount for the processing. Accordingly, we are not exposed to any raw material price fluctuation on this volume.

•

With respect to an additional 32.0% of our shipment volume (in fiscal year 2007), either (i) we enter into fixed margin contracts with our customers whereby they arrange the terms for us to procure the steel and pay a predetermined margin for our services, or (ii) our customer agrees to a fixed purchase price with estimated volumes.

•

The remaining 26.3% of our shipment volume (in fiscal year 2007) is on the basis of the prevailing market pricing at the time the customer purchases from us and at the time we procure the steel. We procure our steel from key suppliers with which we have established relationships. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers.

We purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historical buying practices, contracts with customers and market conditions. When raw material prices are decreasing, we face the challenge of selling the inventory that we acquired at a relatively higher cost at the decreasing prices. Additionally, during periods of rapid price decreases we may be unable to lower our prices quickly enough to remain price competitive, which could have a material adverse effect on our sales volume. Thus, decreases in raw material prices could result in lower sale prices and lower margins for our products, particularly for our distribution business.

Significant short-term increases in prices can have, depending upon economic conditions, a dampening effect on demand. In the future, we may not be able to pass on these price increases to our customers, which could have a material adverse effect on our business, results of operations and financial condition in one or more future reporting periods.

We believe that the gains in hot rolled carbon steel prices which have been achieved since 2003 and 2004 are sustainable due to the higher, robust global demand and the resultant higher cost of inputs used in the production of steel, such as scrap, iron ore, coke and energy. In the past few years and continuing into 2007, we have noticed a trend of consolidation of steel producers, which we believe will continue in the North American and global markets. We believe that this type of consolidation is contributing to better control over the production of steel relative to the demand for steel, which in turn should lead to more price stability. We also believe that the increasing demands for steel from the Asian markets, particularly China and India, will continue to influence steel prices.

Transportation costs

Our costs to transport our products to our customers was 3.1% of our net sales and represented approximately 20.3% of our total operating expenses in fiscal 2007 and are affected by fluctuations in energy costs. These transportation costs are mitigated by the distribution of our 22 facilities throughout the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Ontario and Québec, which gives us a presence near many of our customers.

Labor costs

We had approximately 954 employees as of November 24, 2007, of which approximately 26.0% working at nine of our 22 facilities are organized by the United Steelworkers, the Teamsters, the Sheet Metal Workers and independent employee associations. We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in June 2008. Specifically, the labor contract with the United Steel Workers covering 11 employees at our Cumberland facility will expire in June 2008 and the labor contract with employee associations covering 17 employees at our Norwood facility will expire in December 2008. We do not presently anticipate that any work stoppages will occur prior to renegotiation of these contracts. We believe that our relations with our employees are satisfactory. In addition, we have not experienced a work stoppage by any of our unions or employee associations in over 20 years. Our approximately 954 employees are categorized as follows: production and warehouse employees (64.2%), sales personnel (14.1%), truck drivers (7.9%) and administrative employees (13.8%). The wages, incentive compensation and fringe benefits (including medical benefits) we pay are another significant component of our operating expenses. These costs tend to rise with inflation. Our incentive compensation costs, which consist primarily of bonuses paid based on our performance, generally rise when our net sales, operating margin and net income margin rise. We record most of our costs for employees in operating expenses.

Outlook

U.S. steel service center hot-rolled inventories continued declining through November of 2007 to historical lows, just under a seasonally adjusted average of approximately three months on hand, typically a leading indicator of future increases in shipping volumes. We believe that underlying consumption in the U.S. and Canada has not materially worsened, except for auto-related demand. Overall, demand seems to continue at the same sluggish pace of the past year. Globally, stronger demand and pricing in markets outside of North America, as well as the weaker U.S. currency, has kept most imports into our market subdued since mid-2007. The combination of low imports and low inventory levels tightened North American supply and, when combined with higher raw material costs for our suppliers, has resulted in higher prices from steel mills in early 2008.

In early February 2008, North American steel suppliers announced a fourth consecutive month of increases, pushing the cost for hot-rolled coil as high as $650-$670 per ton. While cost increases may have prompted these increases, we believe tight supply is supporting their success and low inventory levels will sustain these increases, at least until the middle of 2008. We experienced a pick-up in demand in late January 2008 as steel purchasers attempted to secure their needs for 2008. Our pricing also remained soft through January until the increases from the mills became generally accepted in the marketplace and we began to realize price increases.

We expect our volumes in the first quarter of 2008 to be lower than in the fourth quarter of 2007, mainly due to seasonality-related lower demand from our customers and lower than expected processing and tubing for the automotive sector. Overall, our 2008 first quarter will result in lower revenue and operating profit than our 2007 fourth quarter but the last month of the 2008 first quarter has shown strong improvement in all areas over the first two months of that quarter.

We have validated our plans for integrating our operating methodology into Acquired Company, effectively operating it as one system versus 22 separate facilities and believe that during 2008 we will (a) enable the system to operate at much faster cycle times, expanding practical capacity to approximately 2.5 million tons, (b) experience a permanent reduction of inventory of approximately $50.0 million primarily from this faster operating cycle, and (c) change the organizational design, especially in our replenishment processes, including some realignment of steel processing, resulting in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We expect to incur approximately $1.0 million in the 2008 first quarter for operating expenses associated with training and development required for these changes and approximately $3.0 million in other exit costs associated with the organizational changes that would be incurred over the last three quarters of fiscal 2008. The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control and human resources. The cost of these resources is included in our estimated net operating expense reductions.

Results of operations

We have set forth in the following tables for each of the periods presented certain statement of operations data expressed in dollars.

	Fiscal Year Ended
	November 24, 2007	December 31, 2006
	(In thousands of U.S. dollars)

Net sales	$16,304	$—
Cost of sales	14,792	—
Gross margin	1,512	—
Operating expenses	6,665	145
Operating loss	(5,153)	(145)
Transaction expenses	4,438	—
Interest (income) expense, net	(3,507)	3
Share in income of joint venture	(12)	—
Loss before income taxes	(6,072)	(148)
Income taxes	(2,273)	—
Net loss	$(3,799)	$(148)

Fiscal year 2007 compared to fiscal year 2006

The consolidated financial statements for the fiscal year ended December 31, 2006, include only the financial results of Symmetry ("fiscal year 2006"). The financial statements for the period January 1, 2007 through November 24, 2007, include the financial results of Novamerican Steel, its wholly-owned subsidiaries Novamerican Holdings, Novamerican Finco and Acquired Company for the period from the date of the Acquisition to the fiscal year end, that is, the ten-day period from November 15, 2007 until November 24, 2007 ("fiscal year 2007"). However, the ten-day results of operations that have been included for Acquired Company may not be indicative of results for a full quarter of a full fiscal year. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

In fiscal year 2007, net sales increased by $16.3 million, representing the sales of Acquired Company for the ten-day period following the Acquisition. These sales represent a lower than average level of shipments for a typical 10-day period primarily due to lower direct processing primarily in Canada and in part due to continued cautious inventory management by our steel distributor customers and lower automotive production in late 2007.

Cost of sales was $14.8 million, or 90.7% of total sales for the same ten-day period. The cost of sales includes $1.1 million of additional costs associated with the amortization for the ten-day period of approximately $7.8 million of purchase price that was allocated to inventory to increase certain acquired inventories up to their fair market value on the date of the Acquisition. Excluding the amortization for the ten-day period, cost of sales represented 84.0% of total sales.

Gross margin was $1.5 million, representing the ten-day period following the Acquisition. Gross margin dollars were reduced by the $1.1 million of additional costs associated with the amortization for the ten-day period. The remaining $6.7 million of purchase price that was allocated to inventory to increase certain inventories up to their fair market value on the date of the Acquisition will be amortized as these inventories are sold, substantially all of which should occur in the 2008 first quarter.

Operating expenses, in absolute dollars, increased by $6.6 million, from $0.1 million in 2006 to $6.7 million in 2007. For fiscal year 2007, operating expenses included $4.3 million in plant, distribution, selling and general and administrative expenses for the ten-day period following the Acquisition. The operating expenses also included formation and operating costs of $2.4 million associated with Novamerican Steel (formerly Symmetry). These costs consist primarily of compensation for the corporate officers, travel, legal, accounting and other costs associated with the formation and administration of the corporate activities. The Company also incurred transaction expenses of $4.4 million associated with the Acquisition of Acquired Company. These expenses were primarily for legal, banking and other advisory services associated with due diligence, regulatory reporting and capital structure planning and financing requirements for the Acquisition.

In fiscal year 2007, the Company recorded interest income, net of interest expense, of $3.5 million. Interest income was $4.8 million, substantially all of which was interest income earned on the offering proceeds held in trust from March 12, 2007 until November 14, 2007. Interest expense was $1.3 million. Interest expense on the Notes and the ABL Credit Facility was $1.0 million and $0.2 million, respectively, for the ten-day period following the Acquisition. The remaining $0.1 million of interest expense represents the amortization of deferred financing charges for the ten-day period following the Acquisition.

Loss before income taxes in fiscal year 2007 was $6.1 million, an increase of $6.0 million over 2006. The loss resulted primarily due to formation, operating and transactional expenses associated with the start up of the Company and the Acquisition of Acquired Company.

Income taxes in fiscal year 2007 were a benefit of $2.3 million and represent 37.4% of loss before income taxes. The Company recorded income taxes receivable of $2.8 million at November 24, 2007, resulting from this income tax benefit for fiscal year 2007 and overpayment of income taxes during fiscal year 2007 related thereto. The Company also has deferred income tax assets associated with prior net operating losses of Acquired Company of $6.1 million.

Net loss was $3.8 million in fiscal year 2007, or a net loss of $(0.20) per basic and diluted share outstanding, as compared to $0.1 million in fiscal year 2006, or a net loss of $(0.03) per basic and diluted share outstanding.

Pro Forma Financial Statements

This Report includes unaudited pro forma condensed consolidated financial information that combines the historical statements of operations of (a) Acquired Company for the period from November 26, 2006 to November 24, 2007 and for Novamerican Steel for the period from January 1, 2007 to November 24, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007 ("2007 pro formas"), and (b) Acquired Company for the period November 27, 2005 to November 25, 2006 and for Novamerican Steel for the period January 1, 2006 (commencing with its inception on April 26, 2006) to December 31, 2006, giving effect to the Acquisition as if it had occurred on January 1, 2006 ("2006 pro formas").

Unaudited Pro Forma Condensed Consolidated Statement of

Operations for the Fiscal Year Ended December 31, 2006

	Novamerican Steel 12/31/06	Acquired Company 11/25/06	Pro Forma Adjustments	Pro Forma Combined	Notes

Net sales	$—	$840,798	$—	$840,798
Cost of sales	—	655,659	—	655,659
Gross margin	—	185,139	—	185,139
Operating expenses
Plant	—	45,233	2,488	47,721	(1)
Delivery	—	25,586	—	25,586
Selling	—	13,886	—	13,886
Formation and operating costs	144		—	144
Amortization of intangible assets	—		7,983	7,983	(1)
Administrative and general	—	31,034	(5,882)	25,152	(2)
	144	115,739	4,589	120,472

Operating income	(144)	69,400	(4,589)	64,667

Interest income, net	—	—	—	—
Interest expense, net	4	1,139	42,247	43,390	(3)
Share in income of joint venture	—	(743)	—	(743)
	4	396	42,247	42,647

Income before income taxes	(148)	69,004	(46,836)	22,020
Income taxes	—	24,706	(17,439)	7,267	(4)
Net Income	$(148)	$44,298	$(29,396)	$14,754

Net income	$(148)	$44,298	$(29,396)	$14,754
Interest expense (income)	4	1,139	42,247	43,390
Depreciation and Amortization	5	10,697	9,183	19,885
Income Tax	—	24,706	(17,439)	7,267
EBITDA	$(139)	$80,840	$4,594	$85,296

Note 1

Represents the change in depreciation and amortization from purchase accounting adjustments, assuming the Acquisition occurred on January 1, 2006. The depreciation and amortization are calculated on a straight line basis assuming a useful life of 30 years, 12 years, two years and 15 years for buildings, customer relationships, non-compete agreements and all other property, plant and equipment, respectively.

Property, plant and equipment depreciation	$2,488
Amortization—intangible assets	7,983
Total	$10,471

Note 2

Adjustment to eliminate non-recurring compensation expenses related to certain senior management that left Acquired Company immediately after closing of the Acquisition, to reflect Novamerican Steel's projected administrative and general expenses incurred as if the Acquisition occurred as of January 1, 2006, to eliminate operating expenses relating to assets that were sold or sold and leased back upon the consummation of the Acquisition as part of Acquired Company's asset sales and the sale leaseback, and to add the lease payment for the property subject to the sale leaseback.

Administrative and general expenses—compensation	$(5,797)
Administrative and general expenses—operating expenses for assets sold, net	(2,085)
Administrative and general expenses—Novamerican Steel projected costs	2,000
Total	$(5,882)

Note 3

To reflect interest expense on the Notes, amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2006, and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2006, to reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2006 and to reverse Acquired Company's interest expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2006. The interest rate on the ABL Credit Facility used to calculate the pro forma interest expense was the daily average LIBOR rate plus 175 basis points. In addition, the $175.0 million ABL Credit Facility has a facility fee calculated as 30 basis points of the undrawn portion. The interest rate used to calculate pro forma interest expense on the Notes was 11.5%. Deferred financing costs were l.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Notes ($315.0 million). A hypothetical 0.l25% increase in the applicable interest rate would increase the pro forma interest expense under the ABL Credit Facility by $85,141.

Interest expense—ABL Credit Facility	$4,680
ABL Credit Facility facility fee	321
Interest expense—Notes	36,225
Financing fees	2,164
Interest expense—historical Novamerican Steel	(4)
Interest expense, net—historical Acquired Company	(1,139)
Total	$42,247

Note 4

To adjust the provision for income taxes for the effect of pro forma income for the year ended November 25, 2006.

Income tax expense	$(17,439)
Total	$(17,439)

Unaudited Pro Forma Condensed Consolidated Statement of

Operations for the Fiscal Year Ended November 24, 2007

	Novamerican Steel 11/24/07	Acquired Company 11/24/07	Pro Forma Adjustments	Pro Forma Combined	Notes
Net sales	$—	$801,348	$—	$801,348
Cost of sales	—	652,540	—	652,540
Gross margin	—	148,808	—	148,808
Operating expenses
Plant	—	43,023	2,488	45,511	(1)
Delivery	—	24,689	—	24,689
Selling	—	13,893	—	13,893
Formation and operating costs	2,110	—	—	2,110
Amortization of intangibles	—	—	7,983	7,983	(1)
Administrative and general	1,650	39,896	(24,347)	17,199	(2)(6)
	3,760	121,501	(13,876)	111,385

Operating income	(3,760)	27,307	13,876	37,423

Interest income, net	(5,105)	—	5,105	—	(3)
Interest expense, net	—	(1,671)	45,217	43,546	(4)
Share in income of joint venture	—	(251)	—	(251)
	(5,105)	(1,922)	50,322	43,295

Income before income taxes	1,345	29,229	(36,446)	(5,872)
Income taxes	451	11,430	(13,819)	(1,938)	(5)

Net Income	$894	$17,799	$(22,627)	$(3,934)

Net income	$894	$17,799	$(22,627)	$(3,934)
Interest expense (income)	(5,105)	(1,671)	50,322	43,546
Depreciation and Amortization	7	10,695	9,137	19,839
Income Tax	451	11,430	(13,819)	(1,938)
EBITDA	$(3,753)	$38,253	$23,013	$57,513

Note 1

Represents the change in depreciation and amortization from purchase accounting adjustments, assuming the Acquisition occurred on January 1, 2007. The depreciation and amortization are calculated on a straight line basis assuming a useful life of 30 years, 12 years, two years and 15 years for buildings, customer relationships, non-compete agreements and all other property, plant and equipment, respectively.

Property, plant and equipment depreciation	$2,488
Amortization—intangible assets	7,983
Total	$10,471

Note 2

Adjustment to eliminate non-recurring compensation expense related to certain senior management that left Acquired Company immediately after closing of the Acquisition, to reflect Novamerican Steel's projected administrative and general expenses incurred as if the Acquisition occurred as of January 1, 2007, to eliminate operating expenses relating to assets that were sold or sold and leased back upon the consummation of the Acquisition as part of Acquired Company's asset sales and the sale leaseback, to add the lease payment for the property subject to the sale leaseback and to eliminate transaction costs incurred by Novamerican in connection with the Acquisition.

Administrative and general expenses—compensation	$(2,244)
Administrative and general expenses—Novamerican Steel actual costs	(1,650)
Administrative and general expenses—Novamerican Steel projected costs	2,000
Administrative and general expenses—operating expenses for assets sold, net	(1,943)
Administrative and general expenses—Novamerican Steel incurred transaction costs (not capitalized)	(3,358)
Administrative and general expenses—Acquired Company incurred transaction costs	(12,782)
Total	$(19,977)

Note 3

To eliminate interest income earned on cash accounts and the trust account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$5,105
Total	$5,105

Note 4

To reflect interest expense on the Notes and amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2007 and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2007, to reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2007 and to reverse Acquired Company's interest expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2007. The interest rate on ABL Credit Facility used to calculate the pro forma interest expense was the daily average LIBOR rate plus 175 basis points. In addition, the $175.0 million ABL Credit Facility has a facility fee calculated as 30 basis points of the undrawn portion. The interest rate used to calculate pro forma interest expense on the Notes was 11.5%. Deferred financing costs were 1.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Notes ($315.0 million).

Interest expense— ABL Credit Facility	$4,836
ABL Credit Facility facility fee	321
Interest expense—Notes	36,225
Financing fees	2,164
Interest income, net—historical Acquired Company	1,671
Total	$45,217

Note 5

To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the twelve months ended November 24, 2007.

Income tax expense on sale of aircraft	$(3,698)
Income tax expense	(10,120)
Total	$(13,819)

Note 6

To eliminate foreign exchange loss from the liquidation of the Annaco legal entity in conjunction with the new legal structure of the Company.

Foreign exchange loss	$(4,370)
Total	$(4,370)

Pro forma Company's fiscal year 2007 compared to Pro forma fiscal year 2006

In fiscal year 2007, net sales decreased by $39.5 million, or 4.7%, to $801.3 million, compared with $840.8 million in fiscal year 2006. The decrease in sales for fiscal 2007 was due to lower average selling prices, a decline in sales volume of structural tubing and toll processing resulting from an increase in imports and decreased demand in the automotive and general manufacturing sectors, respectively.

Total tons directly sold and toll processed decreased by 17.1% to 1,450,300 tons in fiscal year 2007 from 1,749,100 tons for the same period in 2006. Total tons in the fiscal year 2007 include 845,700 tons from direct sales and 604,600 tons from toll processing. Direct sale tons decreased by 4.7% to 845,700 tons in fiscal year 2007 from 887,100 tons for the same period in 2006. The decrease in direct sale tons in 2007 was due to a decline in sales volume of structural tubing due to an increase in imports and decreased demand in the automotive and general manufacturing sectors. The decrease in tons toll processed in 2007 was primarily due to a decline in demand in the Canadian automotive and general manufacturing sectors.

Gross margin decreased from $185.1 million to $148.8 million and from 22.0% to 18.6% as a percentage of net sales, respectively, in the fiscal year 2007 as compared to the same period in 2006. In addition to the reasons described in the discussion above for revenues, tons sold and tons processed, the decreases in gross margin dollars and gross margin as a percentage of sales during the 2007 fiscal year and three months ended November 24, 2007 were attributable to lower pricing relative to higher costs of inventory sold including approximately $1.0 million write down of stainless steel inventory and a lower percentage of toll processing. In 2007, toll processing accounted for 41.7% of total tons as compared to 49.2% for 2006.

Pro forma operating expenses decreased by $9.1 million or 7.5%, and also decreased to 13.9% from 14.3% as a percentage of net sales for the fiscal year 2007 as compared to 2006. The decreases result primarily from certain plant operating and general and administrative expenses, including lower incentive compensation due to lower operating performance. Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in 2007, the following: $2.2 million in compensation for the former officers of Novamerican, $1.9 million in operating costs for associated with the disposed assets, including the aircraft, $12.8 million in transaction related costs incurred by Acquired Company before the acquisition, including investment banking, legal and accounting services and change in control and related termination benefits and $4.4 million from realized losses on dissolution of an entity. The pro forma adjustments also exclude $3.4 million of transaction costs incurred by Symmetry that were not capitalized but include $2.0 million of ongoing costs for Symmetry's principal executive officers of which $1.7 million was incurred in 2007.

Pro forma interest expense was $43.5 million for 2007, represents $36.2 million of interest on the senior secured notes, $5.1 million of interest on the revolving line of credit and $2.2 million in related amortization of deferred financing fees.

Liquidity and capital resources

Overview of Cash Flow and Plans to Manage Liquidity.

Historically, Acquired Company used cash generated from operations and revolving credit borrowings under its credit facilities to finance its working capital requirements, strategic acquisitions, green field projects, the construction of related facilities and the purchase and upgrading of processing equipment.

On November 15, 2007, the Company and its affiliates entered into a $175.0 million, five year, asset based revolving credit facility ("ABL Credit Facility"). The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in an aggregate principal amount of up to $50.0 million.

As of November 24, 2007, the aggregate borrowing base was $139.9 million (including the $15.0 million availability block), of which $1.0 million was utilized for letter of credit obligations, resulting in excess availability of approximately $138.9 million. Of this amount, approximately $75.6 was outstanding under the ABL Credit Facility at November 24, 2007, with approximately $63.3 million in availability for future borrowings.

On November 15, 2007, the Company, through Novamerican Finco, issued senior secured notes ("Notes") in an aggregate principal amount of $315.0 million. Interest on the Notes will accrue at the rate of 11.5% per annum and will be payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2008. The Notes mature on November 15, 2015. The Company also had approximately $15.0 million of accrued tax and other liabilities, including transaction-related liabilities that were unpaid at November 24, 2007.

On November 24, 2007, our total long-term debt was approximately $390.6 million and we had approximately $19.6 million of cash and cash equivalents (or a net debt of approximately $371.0 million). On February 20, 2008, our long-term debt was approximately $373.5 million and we had approximately $13.7 million of cash and cash equivalents (or a net debt of approximately $359.8 million and no material unpaid transaction liabilities remaining). Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations. Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

As a result of our significant leverage and other obligations, our business strategies place the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging the Novamerican system, that is, our processing, distribution and manufacturing network, by driving higher utilization rates and more productivity from our existing assets, accelerating external marketing and selling initiatives across all of our potential markets and realizing other global efficiencies.

We expect cash flow from operations to be positively impacted by our plans for integrating our operating methodology, the Decalogue™, into Acquired Company effectively operating it as one system versus 22 separate facilities and we believe that during 2008 we will (a) enable the system to operate on much faster cycle times, enabling practical capacity to approximately 2,500,000 tons, (b) experience a permanent reduction of inventory of approximately $50.0 million primarily from this faster operating cycle, and (c) change the organizational design, especially related to our replenishment processes, including some realignment of steel processing, resulting in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We expect to incur approximately $1.0 million in the 2008 first quarter for operating expenses associated with training and development required for these changes and approximately $3.0 million in other exit costs associated with these organizational changes that would be incurred over the last three quarters of fiscal 2008.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, timing of capital investments and other factors.

In order to seek to minimize our credit risks, we reduced our sales of steel to some customers and potential customers in the U.S. and Canada (except for cash on delivery). We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

We may from time to time and at any time, as allowed under the ABL Credit Facility and Notes, repurchase our debt or equity securities in open market or privately negotiated transactions, opportunistically and on terms that we believe to be favorable.

In fiscal year 2007, we used a net $2.1 million in cash from operations primarily due to formation, operating and transactional expenses associated with the start up of the Company and the Acquisition of Acquired Company. In fiscal year 2006, we used a net $0.1 million in cash from operations primarily due to initial formation and operating expenses.

Historical cash flows

Cash Flow (Used In) Provided by Operating Activities. Cash used in operating activities was $5.4 million in 2007. Net loss, after deducting a net deferred tax benefit of $3.1 million and adding back the net effect from non-cash items, amounted to a $6.9 million. Such loss was offset by cash provided by operating activities primarily for the operations of the ten-day period of Acquired Company as follows: a decrease in taxes payable of $5.4 million due primarily to timing of period-end estimated tax payments more than offset by a decrease in accounts receivables of $3.7 million, primarily from a relatively lower sales rate than the previous two months, and a decrease in inventories of $2.6 million primarily for seasonal order patterns and decreases of $0.7 million for accounts payable and accrued liabilities.

Cash Flow (Used In) Provided by Investing Activities. Cash flow used in investing activities was $478.6 million in fiscal year 2007 for the investment in Acquired Company of $491.1 million, net, representing a gross purchase price of $585.2 million net against cash provided by the acquisition that was on hand at November 15, 2007 of $94.1 million. Additional cash was provided by the disposal of acquired property, plant and equipment, primarily the sale of the aircraft and certain non-productive land totaling $15.4 million. This cash was partially offset by the payment of acquisition costs totaling $2.9 million.

Cash Flow (Used In) Provided by Financing Activities. Cash provided by financing activities was $503.6 million in fiscal year 2007. During fiscal year 2007, we received gross proceeds of $150.0 million (less offering costs of $11.2 million) from the issuance and sale of units through an initial public offering and gross proceeds of $19.8 million from two private placements of common stock and warrants. On November 15, 2007, we paid $30.3 million to common stockholders who exercised their conversion right and returned their common shares to us. On November 15, 2007, we also received gross proceeds of $383.1 million (less offering costs of $15.1 million) from the issuance and sale of our Notes ($315.0 million) and our ABL Credit Facility ($68.1 million). We used these proceeds, along with our remaining $112.0 million of equity to fund the

Acquisition of Acquired Company. We borrowed an additional $7.6 million under the ABL Credit Facility during the 2007 fiscal year.

Debt and commitments

As a result of the Acquisition, we have significant debt service obligations. As of November 24, 2007, we had outstanding debt of approximately $390.6 million in aggregate indebtedness, with an additional $63.3 million of unutilized capacity under the ABL Credit Facility, net of $1.0 million of outstanding and undrawn letters of credit, which reduces availability under the ABL Credit Facility. Our liquidity requirements will be significant, primarily due to debt service requirements and the cyclicality of our business. We anticipate cash payments for interest in fiscal 2008 of approximately $40.0 million.

We believe that the funds available from operations will be sufficient to provide us with the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our ABL Credit Facility and the Notes. Our ability to continue to fund these items may, however, be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control.

Prior to maturity, to the extent permitted by the terms of the ABL Credit Facility and permitted or required by the terms of the Notes, we may redeem a portion of the Notes with the proceeds of the issuance of capital stock, may offer to purchase Notes from the proceeds of certain asset dispositions and may acquire Notes in market transactions or, subject to limitations, redeem Notes with cash from operations. We expect to repay the principal amount of the Notes outstanding at maturity from cash generated from operations and/or the proceeds of equity or debt financing.

The ABL Credit Facility and the indenture governing the Notes contain covenants which restrict our ability to incur additional indebtedness, although we are not restricted from engaging in common equity financing.

Capital expenditures

Our capital requirements are subject to change as business conditions fluctuate and opportunities arise. We anticipate spending approximately $7.5 million on certain projects in the 2008 fiscal year, with approximately $3.0 million for capital maintenance and the remainder for the completion of an expansion in our Morrisville, Pennsylvania tubing facility scheduled for completion in the late third or early fourth quarter.

Off-balance sheet arrangements

As of, and for the fiscal year ended, November 24, 2007, we had no off-balance sheet arrangements that had, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

Long-Term Contractual, Commercial and Other Obligations and Commitments

The following table summarizes our long-term contractual obligations and commitments at November 24, 2007:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands of U.S. dollars)
Notes (1)	$315,000	—	—	—	$315,000
ABL Credit Facility (1)	75,588	—	—	75,588	—
Operating leases	23,881	4,973	7,558	4,675	6,675
Purchase obligations	50,249	50,249	—	—	—
	$464,718	$55,222	$7,558	$80,263	$321,675

(1)	The above table assumes principal payments only and does not reflect interest expense.

The amount of purchase obligations included in the above table reflects our estimate of steel on order, in production and unshipped with respect to which we believe we would have an obligation to pay. Most of our purchase orders may be cancelled without penalty upon giving sufficient notice. In the normal course of business, we purchased approximately $697.6 million of steel for the fiscal year 2007. We estimate no more than approximately $50.2 million of steel purchase orders were outstanding at November 24, 2007 in the form of firm purchase orders.

We have no defined benefit or other post-retirement employee benefit obligations.

Changes in accounting policies

Current

Effective January 1, 2007, we adopted FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Result of initial adoption was nil. There were no significant uncertain tax positions requiring recognition the financial statements as of January 1, 2007.

Effective January 1, 2007, we adopted SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces Accounting Policy Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

In May 2007, the FASB issued FASB Statement of Position ("FSP") FIN 48-1, which clarifies when a tax position is considered settled under FIN 48, Accounting for Uncertainty in Income Taxes. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an enterprise would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remains open. The guidance in the FSP should be applied on the initial adoption of FIN 48.

Pending

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for us at the beginning of fiscal 2008. The impact resulting from the adoption of SFAS No. 157 has not yet been determined.

In April 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for us as of the beginning of the 2008 fiscal year. The impact resulting from the adoption of SFAS No. 159 has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 14 1(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning November 29, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after November 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning November 29, 2008.

Application of critical accounting policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements. The estimates are based on our historical experience and past performance. Actual results could differ from those estimates under different assumptions or conditions. On an ongoing basis, we review our estimates based on currently available information. The following critical accounting policies are those that we believe require our most difficult, subjective or complex judgments:

Revenue recognition. Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer's destination. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

We charge the customer for the complete product delivered to the customer's designated location and we do not charge separately for shipping and handling costs. Shipping and handling costs are recorded under the "Delivery" caption on our consolidated statement of operations and comprehensive loss and amounted to $0.6 million for the year ended November 24, 2007 and nil for the year ended December 31, 2006.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it is impaired. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying amount of a reporting unit with its fair value. If any potential impairment is identified, it is quantified by comparing the carrying amount of goodwill to its fair value.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, increases to the allowance would be required.

Income taxes. The provision for income taxes is computed on the pretax income of the consolidated subsidiaries located within each taxing jurisdiction based on the current income tax laws. Deferred income taxes are provided, based upon currently enacted income tax rates, for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Deferred income taxes include the benefit of losses carried forward when it is reasonably likely that future profits will result. Should the opportunity to realize the benefit of these losses expire, such amounts would result in additional deferred income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although our financial results are reported in U.S. dollars, a substantial portion of our revenues are received in, and our expenses are incurred in, Canadian dollars. In determining our results of operations, we convert the sales made by Canadian subsidiaries into the United States, which are denominated in U.S. dollars, into Canadian dollars based upon the average monthly exchange rate at the time of sale.

Exchange rate fluctuations are beyond our control and although we partially hedge our currency exposure, there can be no assurance that changes in the rate of exchange between the Canadian dollar and the U.S. dollar will not adversely affect our business, results of operations, financial condition or cash flows.

We are exposed to market risk from changes in interest rates and exchange rates. From time to time, and only upon approval by certain of our executive officers, we enter into financial contracts in the ordinary course of business in order to hedge these exposures. We do not use financial instruments for trading or speculative purposes.

Interest rate risk. Our exposure to interest rate risk is as follows, indicated in thousands of U.S. dollars:

	November 24, 2007
	Debt outstanding	Weighted average effective interest rate

ABL Credit Facility	$75,588	7.0%
Senior Secured Notes	315,000	11.5%
	$390,588

	November 24, 2007
	Carrying Amount	Fair Value
ABL Credit Facility	$75,588	$75,588
Senior Secured Notes	315,000	291,911
	$390,588	$367,499

A 100 basis point movement in the Canadian prime rate or LIBOR would result in an approximate $0.8 million, annualized, for the period ended November 24, 2007, increase or decrease in interest expense and cash flows.

Exchange rate risk. From time to time, we utilize forward exchange contracts to hedge our exposure to exchange rate fluctuations in connection with future sales and purchases by certain of our Canadian subsidiaries, denominated in U.S. dollars. Forward exchange contracts are entered into with reputable financial institutions. At December 31, 2006 and November 24, 2007, we had no forward foreign currency exchange contracts outstanding.

We estimate that a 10 percent movement in the value of the Canadian dollar would affect our net sales by approximately $46.0 million annually, based on our 2007 Canadian dollar net sales, without giving effect to any hedging instruments. The modeling technique used was to determine the difference between the conversions of our net sales in Canadian dollars for the period ended November 24, 2007 using the average exchange rate for the year and the what-if exchange rate. In 2007, the average exchange rate was $1.0846 Canadian.

Commodity price risk. We do not use derivative commodity instruments to hedge our exposure to the impact of price fluctuations on our principal raw materials.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollars are presented in thousands)

Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements November 24, 2007

Reports of Independent Registered Public Accounting Firms	F-1 – F-2
Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Loss	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Novamerican Steel Inc. (formerly Symmetry Holdings Inc.)

We have audited the accompanying consolidated balance sheet of Novamerican Steel Inc. (a Delaware Corporation) and Subsidiaries (the "Company") as of November 24, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from January 1, 2007 to November 24, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novamerican Steel Inc. and Subsidiaries as of November 24, 2007, and the results of their operations and their cash flows for the period from January 1, 2007 to November 24, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Raymond Chabot Grant Thornton LLP

Chartered Accountants

Montreal, Canada

February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders:

We have audited the accompanying balance sheet of Symmetry Holdings Inc. (a development stage company) (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the period from April 26, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the period from April 26, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/Miller, Ellin & Company LLP

New York, New York

January 3, 2007

Novamerican Steel Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	November 24, 2007	December 31, 2006
	$	$
ASSETS
Current assets
Cash and cash equivalents	19,638	262
Trade accounts receivable, net (Note 6)	111,546	—
Income taxes receivable	2,822	—
Inventories (Note 7)	149,894	—
Prepaid expenses and other	1,666	9
Deferred income taxes (Note 4)	7,130	—
	292,696	271
Investment in a joint venture (Note 19)	1,999	—
Property, plant and equipment (Note 8)	150,436	—
Goodwill	149,360	—
Intangibles (Note 9)	68,431	—
Deferred financing charges (Note 12)	14,998	—
Deferred offering costs	—	443
Other assets	257	—
Deferred income taxes (Note 4)	43	—
	678,220	714
LIABILITIES
Current liabilities
Trade accounts payable	64,350	357
Trade accounts payable to a joint venture (Note 19)	1,639	—
Accrued liabilities (Note 10)	35,079	—
Note payable to a related party (Note 11)	—	500
Deferred income taxes (Note 4)	2,921	—
	103,989	857
Long-term debt (Note 12)	390,588	—
Deferred income taxes (Note 4)	58,588	—
Other long term liabilities (Note 4)	3,410	—
	556,575	857
Contingencies and commitments (Notes 20 and 21)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued or outstanding (Note 16)
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 21,452,304 in 2007 and 4,687,500 in 2006 (Note 15)	21	5
Additional paid-in capital	128,316	—
Accumulated deficit	(3,947)	(148)
Accumulated other comprehensive loss	(2,745)	—
	121,645	(143)
	678,220	714

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except per share data)

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
Net sales	16,304	—
Cost of sales	14,792	—
Gross margin	1,512	—
Operating expenses
Plant	1,355	—
Delivery	574	—
Selling	263	—
Administrative and general	2,139	145
Formation and operating costs	2,334	—
	6,665	145
Operating loss	(5,153)	(145)

Transaction expenses (Note 3)	4,438	—
Interest expense	1,290	13
Interest income	(4,797)	(10)
Share in income of a joint venture	(12)	—
	919	3
Loss before income taxes	(6,072)	(148)
Income taxes (Note 4)	(2,273)	—
Net loss	(3,799)	(148)

Net loss per share (Note 5)
Basic	(0.20)	(0.03)
Diluted	(0.20)	(0.03)

Comprehensive loss
Net loss	(3,799)	(148)
Changes in cumulative translation adjustment	(2,745)	—
	(6,544)	(148)

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands of U.S. dollars, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Number	Amount
		$	$	$	$	$
Balance at April 26, 2006 (date of inception)
Issuance of common stock	4,687,500	5	—		—	5
Net loss	—	—	—	(148)	—	(148)
Balance at December 31, 2006	4,687,500	5		(148)		(143)
Issuance of warrants on March 5, 2007	—	—	3,750	—	—	3,750
Issuance of common stock and warrants on March 12, 2007, net of offering expenses	18,750,000	18	138,827	—	—	138,845
Issuance of warrants on June 21, 2007	—	—	1,000	—	—	1,000
Conversion of common stock by public stockholders to cash on November 15, 2007	(3,860,196)	(4)	(30,259)	—	—	(30,263)
Issuance of common stock and warrants on November 15, 2007	1,875,000	2	14,998	—	—	15,000
Net loss	—	—	—	(3,799)	—	(3,799)
Changes in cumulative translation adjustment	—	—	—	—	(2,745)	(2,745)
Balance at November 24, 2007	21,452,304	21	128,316	(3,947)	(2,745)	121,645

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES	$	$
Net loss	(3,799)	(148)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	644	—
Deferred income taxes	(3,114)	—
Gain on disposal of property, plant and equipment	(108)	—
Share in income of a joint venture	(12)	—
Changes in working capital items
Trade accounts receivable	3,724	—
Income taxes receivable	(480)	—
Inventories	2,566	—
Prepaid expenses and other	1,224	—
Accounts payable and accrued liabilities	(665)	8
Income taxes payable	(5,425)	—
Net cash used for operating activities	(5,445)	(140)

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisitions, net (Note 3)	(491,110)	—
Proceeds from disposal of property, plant and equipment	15,423	—
Payment of acquisition costs	(2,889)	—
Additions to property, plant and equipment	(72)	—
Net cash used for investing activities	(478,648)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	5
Gross proceeds from public offering – common stock and warrants	150,000	—
Gross proceeds from private placements – warrants	4,750	—
Gross proceeds from private placement – common stock and warrants	15,000	—
Conversion of shares into cash	(30,263)	—
Payment of offering costs	(11,159)	(103)
Borrowings from senior secured notes	315,000	—
Borrowings from revolving credit agreement	75,807	—
Proceeds from note payable to a related party	—	500
Payment of debt financing costs	(15,057)	—
Repayment of note payable to a related party	(500)	—
Net cash from financing activities	503,578	402

Effect of exchange rate changes on cash and cash equivalents	(109)	—
Net increase in cash and cash equivalents	19,376	262
Cash and cash equivalents, beginning of year	262	—
Cash and cash equivalents, end of year	19,638	262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	17	—
Income taxes paid	7,522	—

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

1 - ORGANIZATION AND NATURE OF OPERATIONS

Symmetry Holdings Inc. ("Symmetry") was incorporated in Delaware on April 26, 2006, as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. On November 15, 2007, Symmetry completed the acquisition of Novamerican Steel Inc. and its subsidiaries (the "Acquired Company"), a corporation incorporated under the laws of Canada. Symmetry's activities from April 26, 2006 (inception) through November 15, 2007, were limited to organizational activities, Symmetry's initial public offering, identifying and evaluating prospective acquisition candidates, general corporate matters and, since April 21, 2007, discussions and negotiations with Acquired Company regarding an initial business combination. Until November 15, 2007, Symmetry did not engage in any operations and did not generate any revenues, other than interest income earned on the proceeds from its initial public offering (as described in Note 13) and two private placements (as described in Note 14).

The registration statement for Symmetry's initial public offering of units (the "Offering") was declared effective on March 6, 2007. On March 7, 2007, the units began trading on the American Stock Exchange ("Amex") under the symbol SHJ.U. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. On March 12, 2007, the Offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150,000,000. Net proceeds of $143,700,000, inclusive of deferred underwriting costs were held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee, until the closing of the acquisition of Acquired Company on November 15, 2007. On April 4, 2007, Symmetry's common stock and warrants began to trade separately on the Amex under the symbols SHJ and SHJ.WS, respectively.

On June 21, 2007, Symmetry and its wholly owned indirect subsidiary, 632422 N.B. LTD., a corporation existing under the laws of the Canadian province of New Brunswick, entered into an arrangement agreement with Acquired Company to acquire all of its outstanding common shares in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the "Acquisition").

On November 15, 2007, Symmetry completed the Acquisition and the other transactions contemplated by the arrangement agreement after receiving the approval of the stockholders of Acquired Company holding at least 66 2/3% of votes cast at the special meeting of stockholders, the approval of the stockholders of Symmetry pursuant to its amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada), and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Following completion of the Acquisition on November 15, 2007, Acquired Company became a wholly owned indirect subsidiary of Symmetry.

On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. ("Novamerican Steel" or the "Company") and changed Acquired Company's name to Novamerican Steel Canada Inc. ("Novamerican Canada"). On December 7, 2007, the Company's Board of Directors approved the change of its fiscal year end from December 31 to the last Saturday of November. On December 28, 2007, the Company's common stock, warrants and units ceased trading on the Amex and, on December 31, 2007, its common stock and warrants commenced trading on The Nasdaq Capital Market ("Nasdaq") under the symbols TONS and TONSW, respectively. The Company's units, which had traded as a separate class of security, ceased to trade as such and all outstanding units were automatically separated into common stock and warrants.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

1 - ORGANIZATION AND NATURE OF OPERATIONS (Continued)

The Company, through its wholly-owned, indirect subsidiaries, processes and distributes carbon steel, stainless steel and aluminium products, including carbon steel tubular products, and operates as an intermediary between primary metal producers and manufacturers that require processed metal. The Company also manufactures heavy equipment parts and accessories and produces rolled formed steel sections at its Cresswell facilities. The Company operates 22 facilities, including 11 locations in the Northeastern, Mid-Atlantic and Mid-Western United States and 11 locations in the Canadian provinces of Québec and Ontario.

2 - ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Fiscal period

The Company changed its fiscal year end from December 31 to the last Saturday of November. The fiscal period ending November 24, 2007 includes financial results from January 1, 2007 and the fiscal period ending on December 31, 2006 includes financial results from April 26, 2006 (the date of inception of the Company).

Basis of consolidation

The consolidated financial statements for the fiscal year ended December 31, 2006 include only the financial results of Symmetry. The financial statements for the period January 1, 2007 through November 24, 2007, include the financial results of Novamerican Steel, its wholly-owned subsidiaries Novamerican Steel Holdings Inc. ("Novamerican Holdings"), Novamerican Steel Finco Inc. ("Novamerican Finco") and ten days of Acquired Company (the period from the date of the Acquisition to the fiscal year end). However, the ten-day results of Acquired Company may not be indicative of results of a full fiscal year. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Joint venture

The Company's interest in a joint venture is accounted for by the equity method. Accordingly, the Company's share in income of the joint venture is included in consolidated net income.

Translation of foreign currencies

The non-consolidated financial statements of the Company and its subsidiaries are prepared based on their respective functional currencies, which are the U.S. dollar for U.S. operations and the Canadian dollar for Canadian operations. As a result, in the Company's consolidated financial statements, the financial statements of the Canadian operations are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate in effect during the year. Gains and losses arising from translation are included in accumulated other comprehensive loss.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Transactions concluded in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive income. Losses amounted to $46,000 in fiscal 2007 and to nil in fiscal 2006.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based on currently available information. Management believes the most sensitive estimates include the allowance for doubtful accounts, the recoverability of goodwill and other intangibles, and the provision for income taxes. Actual results could differ from these estimates.

Revenue recognition

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer's destination. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

The customer is invoiced for the complete product delivered to the customer's designated location and shipping and handling charges are not invoiced separately. Shipping and handling costs are recorded under the "Delivery" caption on the consolidated statements of operations and comprehensive loss.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Trade accounts receivable

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Trade accounts receivable are stated at amounts due from customers based on agreed upon payment terms net of an allowance for doubtful accounts. Accounts outstanding longer than the agreed upon payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off trade accounts receivable when they are determined to be uncollectible, and any payments subsequently received on such receivables are credited to the bad debt expense.

Inventories

Inventories are stated at the lower of cost or market and include the cost of purchased steel and freight. Cost is determined using the specific identification method or the moving average cost method.

Property, plant and equipment

Property, plant and equipment are stated at cost and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition are estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, impairment is recognized. Management believes that there has been no impairment of the Company's property, plant and equipment as at November 24, 2007.

Property, plant and equipment are depreciated over their estimated useful lives using the following methods:

Buildings and building improvements	Straight-line	10 to 40 years
Machinery and equipment	Straight-line	5 to 20 years
Furniture and fixtures	Straight-line	5 to 15 years
Transportation equipment	Straight-line	3 to 7 years
Computer equipment	Straight-line	3 to 5 years
Leasehold improvements	Straight-line	5 to 10 years

No depreciation is recorded on assets under construction.

Depreciation expense was approximately $374,000, for fiscal 2007 and nil for fiscal 2006. Gains on disposal of property, plant and equipment were approximately $108,000, for fiscal 2007 and nil for fiscal 2006.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Intangible assets

The intangible assets consist of a trade name, customer relationships and a non-compete agreement acquired in a business acquisition. The costs are capitalized and amortized based on their estimated useful lives according to the following methods and rates:

Trade name	Indefinite life
Customer relationships	Straight-line over a period not exceeding 12 years
Non-compete agreement	Straight-line over a period not exceeding 2 years

Deferred financing charges

Deferred financing charges are recorded at cost and are related to the issuance of debt and are deferred and amortized over the term of the related debt.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it is impaired. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying amount of a reporting unit with its fair value. If any potential impairment is identified, it is quantified by comparing the carrying amount of goodwill to its fair value.

Income taxes

The provision for income taxes is computed on the pre-tax income of the consolidated subsidiaries located within each taxing country based on the current income tax law. Deferred income taxes are provided based upon currently enacted income tax rates for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Deferred income taxes include the benefit of losses carried forward when it is more likely than not that future profits will result. Should the opportunity to realize the benefit of these losses expire, such amounts would result in additional deferred income tax expense.

Taxes have not been provided on undistributed earnings of foreign subsidiaries because our intention is to reinvest these undistributed earnings indefinitely. To the extent that our circumstances change or future earnings are repatriated, we will provide for income tax on the earnings of the affected foreign subsidiaries.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the "more-likely-than-not" recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007. There were no significant uncertain tax positions requiring recognition in the financial statements as of January 1, 2007. As a result of the business acquisition, the Company increased its liability for unrecognized tax benefits by approximately $3,410,000, which was accounted for as an adjustment to goodwill.

Comprehensive loss

Components of comprehensive loss include net loss and changes in cumulative translation adjustment.

Current and pending accounting changes

Current

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Result of initial adoption was nil. There were no significant uncertain tax positions requiring recognition in the financial statements as of January 1, 2007.

Effective January 1, 2007, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No.  20 and FASB Statement No.  3. This statement replaces Accounting Policy Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

In May 2007, the FASB issued FASB Statement of Position ("FSP") FIN 48-1, which clarifies when a tax position is considered settled under FIN 48, Accounting for Uncertainty in Income Taxes. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an enterprise would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remains open. The guidance in the FSP should be applied on the initial adoption of FIN 48.

Pending

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008. The impact resulting from the adoption of SFAS No. 157 has not yet been determined.

2 - ACCOUNTING POLICIES (Continued)

In April 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for the Company as of the beginning the 2008 fiscal year. The impact resulting from the adoption of SFAS No. 159 has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company's fiscal year beginning November 29, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after November 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 29, 2009.

3 - BUSINESS ACQUISITION

On November 15, 2007, the Company acquired all of the outstanding common stock of Acquired Company for $56.00 per share. The purchase consideration for the Acquisition was $585,200,000. In addition, the Company incurred acquisition costs of approximately $7,327,000 of which approximately $2,889,000 were direct costs capitalized as part of the purchase price consideration and approximately $4,438,000 were indirect and general costs expensed as incurred.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

3 - BUSINESS ACQUISITION (Continued)

The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.  The identifiable intangible assets consisted of a trade name with a value of $17,500,000 (indefinite useful life), customer relationships with a value of $43,600,000 (12 year estimated useful life) and a non-compete agreement with a value of $8,700,000 (2 year useful life). The excess consideration over fair value recorded as goodwill aggregated to approximately $149,360,000, which is not deductible for tax purposes. The allocation of purchase consideration to the assets acquired and the liabilities assumed is as follows:

November 15, 2007
Tangible assets acquired	$
Cash	94,090
Accounts receivable	117,440
Inventories	154,636
Property, plant and equipment	168,338
Other	7,329
541,833
Liabilities Assumed
Accounts payable and accrued liabilities	106,181
Deferred income tax credits and other liabilities	66,981
173,162
Net tangible assets acquired	368,671

Goodwill	149,360
Customer relationships	43,600
Trade name	17,500
Non-compete agreement	8,700
Other	258
Total consideration paid including direct acquisition costs	588,089

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

3 - BUSINESS ACQUISITION (Continued)

The following unaudited pro forma financial information for 2006 and 2007 presents the combined results of operations as if the acquisition had occurred at January 1, 2006 and January 1, 2007, respectively. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of the beginning of the period and are not necessarily indicative of future results of the combined companies:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	(Unaudited)	(Unaudited)
	$	$
Net sales	801,348	840,798
Net income (loss)	(3,934)	14,754
Earnings per share – Basic	(0.18)	0.69
Earnings per share – Diluted	(0.18)	0.69

4 - INCOME TAXES

The following summarizes the Company's income taxes on the earnings of its Canadian and U.S. operations.

Loss before income taxes by local jurisdiction:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
United States	(1,639)	(148)
Canada	(4,433)	—
	(6,072)	(148)

The income tax provision is composed of the following:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
Current
United States	511	—
Canada	330	—
	841	—
Deferred
United States	(1,276)	—
Canada	(1,838)	—
	(3,114)	—

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(2,273)	—

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

4 - INCOME TAXES (Continued)

The components of the Company's net deferred income tax liability are as follows:

	November 24, 2007	December 31, 2006
	$	$
Assets
Current deferred income taxes
Inventories	592	—
Trade accounts receivable	93	—
Net operating losses	6,067	—
Other items	378	—
	7,130	—
Long-term deferred income taxes
Other items	43	60
Gross deferred income tax assets	7,173	60
Less: Valuation allowance	—	(60)
Deferred income tax assets	7,173	—

Liabilities
Current deferred income taxes
Inventories	2,606	—
Other	315	—
	2,921	—

Long-term deferred income taxes
Property, plant and equipment	13,505	—
Property, plant and equipment – Step up	21,300	—
Intangibles – Step up	23,753	—
Other	30	—
	58,588	—
Total deferred income tax liabilities	61,509	—

Net deferred income tax liability	(54,336)	—

Income tax benefit attributable to income from continuing operations differed from the amounts computed by applying the federal income tax rate of 35% to pretax loss from operations as set forth in the following table:

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

4 - INCOME TAXES (Continued)

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
U.S. federal statutory income tax	(2,125)	(52)
Impact of rate change on deferred taxes	166	—
Jurisdictional and state rate differential	(80)	(8)
Tax effects of permanent items	(171)	—
Adjustments to deferred income tax asset valuation allowance	(60)	60
Other items	(3)	—
	(2,273)	—

On January 1, 2007, the Company adopted the provisions of FIN 48. There were no significant uncertain income tax positions requiring recognition in the financial statements as of January 1, 2007. As a result of the business acquisition, the Company increased its liability for unrecognized income tax benefits by approximately $3,410,000, which was accounted for as an adjustment to goodwill.

Unrecognized income tax benefits are as follows:

November 24, 2007
$
Balance at January 1, 2007	—
Tax positions related to prior years	—
Tax positions related to the current year	3,410
Lapse of applicable statute of limitations	—
Balance at November 24, 2007	3,410

The total liabilities associated with unrecognized income tax benefits that, if recognized, would impact the effective income tax rates were nil at January 1, 2007 and November 24, 2007.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability in income taxes payable or income taxes receivable, net in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the year ended November 24, 2007 was nil (interest net of related income tax benefits). The corresponding liabilities in the Consolidated Balance Sheets were $3,410,000 and nil at November 24, 2007 and January 1, 2007, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Canadian federal jurisdiction and various provincial jurisdictions. The Company is subject to U.S. federal income tax examination for tax years 2003 through 2006. The Company is subject to various state income tax examinations for tax years 2002 through 2006. The Company is subject to Canadian federal income tax examination for tax years 2002 through 2006. The Company is subject to various provincial income tax examinations for tax years 2001 through 2006.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - EARNINGS PER SHARE

The basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period.

The diluted loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period, plus the effects of dilutive warrants. The diluted loss per share is computed using the treasury method, which assumes that all warrants are exercised at the beginning of the period and that the funds obtained are used to purchase common stock of the Company at the average trading price of the common stock during the period. As a result of the net loss reported for 2007, 25,579,069 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share.

The following table provides the reconciliation between basic and diluted income per share:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
Net loss	(3,799)	(148)

Weighted average number of common stock outstanding	19,375,451	4,687,500
Effect of dilutive warrants	—	—
Weighted average number of diluted common stock outstanding	19,375,451	4,687,500

Net loss per share
Basic	(0.20)	(0.03)
Diluted	(0.20)	(0.03)

6 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	November 24, 2007	December 31, 2006
	$	$
Trade accounts	112,442	—
Allowance for doubtful accounts	(896)	—
	111,546	—

The Company was a development stage company at the beginning of the period and accordingly had no estimate for an allowance for doubtful accounts. The allowance for doubtful accounts of Acquired Company was $896,000 on acquisition and remained unchanged at November 24, 2007.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

7 - INVENTORIES

The following summarizes the Company's inventories:

	November 24, 2007	December 31, 2006
	$	$
Raw materials	82,095	—
Finished goods	67,799	—
	149,894	—

8 - PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company's property, plant and equipment:

	November 24, 2007	December 31, 2006
	$	$
Land	7,757	—
Buildings and building improvements	44,641	—
Machinery and equipment	91,168	—
Furniture and fixtures	711	—
Transportation equipment	958	—
Computer equipment	848	—
Leasehold improvements	897	—
Assets under construction	3,862	—
	150,842	—
Accumulated depreciation	406	—
	150,436	—

9 - INTANGIBLES

The following summarizes the Company's intangibles:

	November 24, 2007	December 31, 2006
	$	$
Trade name	17,500	—
Customer relationships	43,600	—
Non-compete agreement	8,700	—
	69,800	—
Accumulated amortization	1,369	—
	68,431	—

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

10 - ACCRUED LIABILITIES

	November 24, 2007	December 31, 2006
	$	$
Accrued expenses	29,534	—
Accrued payroll	3,721	—
Sales taxes payable	759	—
Accrued interest	1,006	—
Other	59	—
	35,079	—

11 - NOTE PAYABLE TO A RELATED PARTY

The following summarizes the Company's note payable to a related party:

	November 24, 2007	December 31, 2006
	$	$
Promissory note from a director and a principal stockholder which bore interest at 4.5% per annum, was secured by the assets of the Company, matured upon consummation of the private placement of warrants to the founding stockholders and was repaid on March 5, 2007.	—	500

12 - LONG-TERM DEBT

The following summarizes the Company's long-term debt:

	Maturity	November 24, 2007	December 31, 2006
		$	$
Revolving line of credit (a)	2012	75,588	—
Senior secured notes (b)	2015	315,000	—
		390,588	—

(a)         On November 15, 2007, the Company, Novamerican Finco and Novamerican Canada entered into $175,000,000, five year, asset based revolving credit agreement. Subject to a U.S. borrowing base consisting of certain eligible accounts receivable and inventory, an amount up to $175,000,000 is available to Novamerican Finco, as U.S. borrower, in U.S. dollars, and, subject to a U.S. and a Canadian borrowing base consisting of certain eligible accounts receivable and inventory of our Canadian subsidiaries, an amount up to $125,000,000 is available to Novamerican Canada, as Canadian borrower, in U.S. dollars or Canadian dollars. The $175,000,000 available under the credit agreement is subject to a $15,000,000 availability block. The credit agreement includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the credit agreement in aggregate principal amount of up to $50,000,000.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

12 - LONG-TERM DEBT (Continued)

As of November 24, 2007, the aggregate borrowing base was $139,909,000 (including the $15,000,000 availability block), of which $999,000 was utilized for letter of credit obligations, resulting in excess availability of $138,910,000. Of this amount, $75,588,000 ($72,555,600 CAD) was outstanding under the credit agreement at November 24, 2007.

U.S. dollar borrowings will bear interest, at the Company’s option, at a rate equal to a margin over either LIBOR (5.04% at November 24, 2007) or the U.S. base rate (7.50% at November 24, 2007). The applicable margins for borrowings may be reduced or increased depending upon the excess availability under the revolving credit facility. Canadian dollar borrowings will bear interest, at the Company’s option, at Canadian prime rate (6.25% at November 24, 2007) or, in case of borrowings in the form of bankers’ acceptances, a customary bankers’ acceptance discount rate for the contract period relevant to such borrowing plus stamping fees equal to the applicable margin for LIBOR based loans.

The obligations under the credit agreement are guaranteed by the Company's U.S. subsidiaries and the obligations of Novamerican Canada under the credit agreement are guaranteed by the Canadian subsidiaries of the Company, in each case subject to certain exceptions. The obligations under the credit agreement are secured by perfected first priority security interests in substantially all the cash, deposit accounts, accounts receivable and inventory of the Company and its U.S. subsidiary guarantors and perfected second priority security interests in substantially all of the remaining assets of the Company and its U.S. subsidiary guarantors. The obligations of Novamerican Canada under the credit agreement are secured by perfected first priority security interests in substantially all the cash, deposit accounts, accounts receivable and inventory of Novamerican Canada and its subsidiary guarantors and perfected second priority security interests in substantially all of the remaining assets of Novamerican Canada and its subsidiary guarantors.

The credit agreement permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

Under the credit agreement, in general, we are permitted to pay dividends and repurchase common stock so long as after paying such dividend or repurchasing such common stock, at least $65,000,000 is available to be drawn by our subsidiary borrowers under the credit agreement and we would be able to meet certain fixed charge ratio requirements. In addition, we are permitted to make payments not to exceed $275,000 to redeem outstanding warrants.

The credit agreement contains a number of covenants that restrict our corporate activities. The covenants may restrict the Company’s ability to repurchase or redeem the senior secured notes. In addition, at any time when excess availability under the credit agreement is less than $20,000,000 for five consecutive business days or there is an event of default under the credit agreement, there will be a sweep of all cash proceeds from U.S. and Canadian bank accounts of the U.S. borrower, the Canadian borrower, Novamerican Steel and the other guarantors of obligations under the credit agreement to repay or cash collateralize any credit extensions outstanding. Such cash sweep would only terminate when excess availability under the credit agreement is greater than $20,000,000 for 30 consecutive days or such event of default is cured. In addition, the credit agreement includes a financial covenant under which the Company will be required to maintain a 1.0 to 1.0 fixed charge coverage ratio whenever excess availability under the credit agreement is less than $20,000,000.

(b)       On November 15, 2007, the Company, through Novamerican Finco, issued senior secured notes in an aggregate principal amount of $315,000,000. Interest on the notes will accrue at the rate of 11.5% per annum and will be payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2008. The senior secured notes mature on November 15, 2015.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

12 - LONG-TERM DEBT (Continued)

The notes are guaranteed on a senior secured basis by Novamerican Steel and by each US subsidiary other than certain inactive subsidiaries and, in the future, with certain exceptions, by subsidiaries which guarantee the obligations under the revolving credit facility (other than foreign subsidiaries which guarantee only the obligations of other foreign subsidiaries) and by foreign subsidiaries which guarantee the debt of Novamerican Steel or any of its US subsidiaries.

The obligations under the senior notes are secured by a second priority lien on the cash, deposit accounts, accounts receivable and inventory of Novamerican Steel, Novamerican Finco and the US subsidiary guarantors and a first priority lien on the remaining assets of each guarantor, including, subject to certain limitations, an intercompany demand promissory notes issued by Novamerican Canada to Novamerican Finco which are secured by a second priority lien on the cash, deposit accounts, accounts receivable and inventory of Novamerican Canada and by a first priority lien on substantially all of its remaining assets.

Under the indenture for the notes, in general, we are permitted to pay dividends and repurchase common stock if certain consolidated interest coverage ratio requirements are satisfied plus, regardless of compliance with such ratio requirements, an amount of up to the sum of 50% of certain consolidated net income (cumulative from the beginning of fiscal year 2008), plus 100% of net cash proceeds from certain sales of common stock and certain investment returns. In addition, we are permitted to make payments not to exceed $275,000 to redeem outstanding warrants.

On and after November 15, 2011, the Company will be entitled at its option to redeem all or a portion of the notes upon not less than 30 and not more than 60 days' notice, at 105.750% if redeemed during the 12-month period commencing on November 15, 2011, at 102.875% if redeemed during the 12-month period commencing on November 15, 2012, and at par if redeemed during the 12-month period commencing on November 15, 2013 and thereafter, plus accrued and unpaid interest on such notes to the redemption date. In addition, any time prior to November 15, 2010, the Company will be entitled at its option on one or more occasions to redeem notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 111.5%, plus accrued and unpaid interest on such notes to the redemption date.

13 - INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated the Offering of 18,750,000 units at an offering price of $8.00. Each unit consisted of one share of common stock and one warrant ("public warrants"). There were 18,750,000 of public warrants outstanding at November 24, 2007. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on March 7, 2008. The public warrants expire on March 7, 2011. The Company may redeem the outstanding public warrants, as well as the warrants that were issued in the private placement (as described in Note 14), in whole, but not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption. The Company paid the underwriters of the Offering fees equal to $10,389,737, including expenses, or 7.0% of the gross proceeds (net of amount reduced for conversion). On December 31, 2007, the Company's securities began trading on Nasdaq under the symbols TONS for the common stock and TONSW for the warrants. The Company's units ceased to trade as a separate class of securities and all outstanding units were separated into common stock and warrants.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

13 - INITIAL PUBLIC OFFERING (Continued)

The public warrants will not be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the underlying common stock has been registered or qualified, or is exempt therefrom under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. In no event shall the Company be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied or (b) any net cash settlement or other consideration in lieu of physical settlement in securities. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, and in such event the warrants may expire worthless. The Company intends to make the prospectus current during the second quarter.

14 - PRIVATE PLACEMENTS

Certain of the Company's founding stockholders purchased an aggregate of 4,166,667 warrants in a private placement, which was consummated on March 5, 2007, at a price of $0.90 per warrant, or an aggregate purchase price of $3,750,000. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008 until expiration on March 5, 2011 or earlier upon redemption.

To further fund the Company's working capital requirements, an affiliate of the Company's Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, the volume-weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

These warrants are identical to the public warrants, except as otherwise necessary to reflect the fact that they were sold in a private placement, to permit delivery of unregistered shares upon exercise and permit net cashless exercise so as to, among other reasons, permit tacking of holding periods under Rule 144. Subject to limited exceptions (such as a transfer to relatives and trusts and controlled entities for estate and tax planning purposes), these warrants were not transferable until consummation of the Company's initial business combination. The underwriters did not receive any underwriting discounts or commissions on the sale of these warrants.

On November 15, 2007, affiliates of the Company's Chairman and Special Advisor purchased in a private placement 1,875,000 units for $15.0 million, or $8.00 per unit. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008 until expiration on November 15, 2011 or earlier upon redemption.

15 - COMMON STOCK

At November 24, 2007, the Company had reserved 25,579,069 shares of common stock for issuance upon exercise of warrants.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

15 - COMMON STOCK (Continued)

Stock splits

On June 26, 2006, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to (i) increase the number of shares of its common stock authorized by 99,999,000 shares to a total number of authorized shares of 100,000,000, (ii) effect a stock split of its common stock on a 5,000 for 1 basis, (iii) create a new class of preferred stock, consisting of 10,000,000 shares, par value $0.001, (iv) designate the rights and preferences of the common stock and the preferred stock; and (v) integrate into one instrument all of the provisions of its amended and restated certificate of incorporation, as amended.

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

On January 12, 2007, the Company filed an amended and restated certificate of incorporation with the Secretary of the State of Delaware in order to, among other things, (i) effect a stock split of its common stock on a 3 for 2 basis, resulting in 4,687,500 shares issued and outstanding, and (ii) integrate into one instrument all provisions of its amended and restated certificate of incorporation, as amended. All amounts have been restated for all periods presented.

Exercise of conversion rights

Pursuant to the Company's amended and restated certificate of incorporation, a public stockholder who voted against the Acquisition at the Company's special meeting of stockholders held on October 25, 2007 was entitled to request that the Company convert each of his shares into cash equal to the conversion price per share. Public stockholders of the Company owning 3,860,196 shares of common stock (out of 25,312,500 issued and outstanding on October 25, 2007) voted against the Acquisition and converted these shares into cash at a conversion price per share of $7.84 or $30,263,936 in the aggregate.

On November 24, 2007, the Company had 21,452,304 shares of common stock outstanding, representing 4,687,500 shares issued to the founding stockholders, plus 18,750,000 shares issued as part of the units in the Offering, plus 1,875,000 shares issued as part of the units in the private placement consummated on November 15, 2007, less 3,860,196 shares converted to cash as part of the stockholders' approval of the Acquisition.

On November 24, 2007, the Company had 25,579,069 warrants outstanding, representing 18,750,000 warrants issued as part of the units in the Offering, plus 4,166,667 warrants issued in the private placement consummated on March 5, 2007, plus 787,402 warrants issued in the private placement consummated June 21, 2007, plus 1,875,000 warrants issued as part of the units in the private placement consummated on November 15, 2007.

16 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

17 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
Processing revenue from a joint venture	18	—
Processing charges paid to a joint venture	200	—
Interest charges paid to a director and a principal stockholder	17	—
Consulting fees paid to an entity owned by an officer and director	75	—

18 - FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair value of financial instruments has been estimated using data which management considers the best available methodology deemed suitable for the pertinent category of financial instruments as follows:

–

Due to their short-term maturity, the carrying value of certain financial instruments was assumed to approximate their fair value. These financial instruments include cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities, trade accounts payable to a joint venture and note payable to a related party.

–

The carrying value of the revolving credit facility approximates fair value because it bears interest at variable rates. The fair value of the senior secured notes is based on market prices for similar debt instruments of companies in similar industries with similar debt structures:

	November 24, 2007		December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	$	$	$	$
Revolving credit facility	75,588	75,588	—	—
Senior secured notes	315,000	291,911	—	—
	390,588	367,499	—	—

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

18 - FINANCIAL INSTRUMENTS (Continued)

Exchange rate risk

Although the Company's financial results are reported in U.S. dollars, a substantial portion of the Company's revenues is received in, and expenses are incurred in, Canadian dollars. The Company may in the future utilize forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with future sales and purchases denominated in U.S. dollars by certain of its Canadian subsidiaries. At November 24, 2007 and December 31, 2006, the Company had no such forward foreign currency contracts outstanding.

Interest rate risk

The Company's exposure to interest rate risk is as follows:

Cash and cash equivalents	Floating rate
Trade accounts receivable	Non-interest bearing
Accounts payable and accrued liabilities	Non-interest bearing
Income and other taxes	Non-interest bearing
Long-term debt	Fixed rate:	$ 315,000,000
	Floating rate:	$ 75,588,000

Concentration risk

The Company does not have a concentration of available sources of supply, labor, service or other rights that, if suddenly eliminated, could severely impact its operations.

Financial instruments which potentially subject the Company to a concentration risk principally consist of cash and cash equivalents. The Company has its cash and cash equivalents placed with high quality, financial institutions. The balances at such institutions at November 24, 2007 and periodically throughout the year are in excess of federally insured limits. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. The Company has not experienced any losses related to this concentration of risk. At November 24, 2007, the amount in excess of federal insured limits was approximately $12,840,000 for the U.S. Subsidiaries and $12,450,000 for the Canadian Subsidiaries. At November 24, 2007, a portion of this amount was invested by a financial institution in overnight daily deposit in pooled U.S. Government backed securities approximating $9,506,000.

Credit risk

Concentration of credit risk with respect to sales and accounts receivable is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographies, except for one customer that accounted for 12.6% of sales in 2007. No customer accounted for more than 10% of sales in 2006. No customer accounted for more than 10% of trade accounts receivable in fiscal 2007 and 2006. The Company generally does not require collateral or other security to support customer receivables.

Commodity price risk

In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. The Company's market risk strategy has generally been to obtain competitive

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.

19 - INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with Mittal Canada, Inc., that processes carbon steel into tubing. The joint venture, Delta Tubes and Company, Limited Partnership ("Delta Tube"), is located in LaSalle, Quebec, Canada.

Condensed financial information of the joint venture is summarized below:

	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	$	$
Operations
Net sales	106	—
Operating income	(19)	—

	November 24, 2007	December 31, 2006
	$	$
Balance sheet
Assets
Current assets	2,368	—
Property, plant and equipment	1,727	—
	4,095	—
Liabilities
Current liabilities	368	—

Joint venture investment
Capital contributions	2,504	—
Undistributed earnings	628	—
Accumulated other comprehensive income	595	—
	4,095	—

At November 24, 2007, the Company had a trade accounts payable to Delta Tube in the amount of $1,639,000, relating to processing services.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

20 - CONTINGENCIES

During 2006, the Company's subsidiary American Steel and Aluminum Corporation settled its alleged liability for all claims for past and future response and oversight costs in connection with a Remedial Investigation/Feasibility Study under the Comprehensive Environmental Response Compensation and Liability Act for a waste disposal facility in Cumberland, RI. However, the settlement does not address further remediation costs and the Company does not believe it is currently possible to estimate its share, if any, of such costs, should claims for their recovery be pursued against the Company.

The Company is involved in various other lawsuits, claims, demands, and other legal proceedings and investigations arising out of or incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these matters, the Company does not believe that their ultimate disposition will have a material adverse effect on its financial position, results of operations or cash flows.

21 - COMMITMENTS

The Company has entered into operating leases for certain facilities and equipment which expire at various dates until 2019. The following schedule outlines the future minimum rental payments under these commitments as at November 24, 2007:

$

2008	4,973
2009	4,369
2010	3,189
2011	2,949
2012	1,726
Thereafter	6,675
Total minimum payments	23,881

Rental expense under the operating leases amounted to approximately $248,000 for the period ended November 24, 2007 and nil for the period ended December 31, 2006.

22 - RETIREMENT PLAN

A U.S. subsidiary makes available to substantially all of its employees a defined contribution plan under the Internal Revenue Code Section 401(k). The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party. The U.S. subsidiary matches a percentage of the employee contributions up to a certain limit. Costs incurred under the 401(k) plan amounted to approximately $15,200 for the period ended November 24, 2007 and nil for the period ended December 31, 2006.

A Canadian subsidiary makes available to all of its employees a defined contribution plan. The Canadian subsidiary contributes a percentage of the employees' salaries to the plan. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party. Costs incurred under the plan amounted to approximately $20,000 for the period ended November 24, 2007 and nil for the period ended December 31, 2006.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

23 - INFORMATION ABOUT GEOGRAPHIC AREAS

The Company operates in one reportable segment as an intermediate processor and distributor of carbon steel, stainless steel and aluminum products. Sales are attributed to countries based on the location of the external customer.

The following table summarizes the Company's financial information by geographic area:

`	United States	Canada	Total
	$	$	$
2007
Net sales
Domestic	6,362	9,013	15,375
Export	228	701	929
Total	6,590	9,714	16,304

Operating loss	(3,602)	(1,551)	(5,153)

Depreciation	158	216	374

Long-lived assets	269,099	114,383	383,482
2006
Net sales
Domestic	—	—	—
Export	—	—	—
Total	—	—	—

Operating loss	(145)	—	(145)

Depreciation	—	—	—

Long-lived assets	—	—	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate disclosure controls and procedures at a reasonable assurance level. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a reporting company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 24, 2007, and based on that evaluation, our Chief Executive Officer has concluded that these controls and procedures are effective at the reasonable assurance level as of November 24, 2007.

As a non-accelerated filer and a newly public company, the Company is not required to provide a management's report on internal control over financial reporting until it files its annual report for its first fiscal year ending on or after December 15, 2007 (that is, its annual report for fiscal year 2008). In addition, a non-accelerated filer is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008 (that is, its annual report for fiscal year 2009).

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Novamerican Steel Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference into this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934).

Code of Ethics

We have adopted a code of ethics applicable to all members of our Board of Directors, executive officers and employees. Such code of ethics is available on our Internet website, www.novamerican.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 15.	EXHIBITS

(a)	(1) Financial Statements
See Index to Consolidated Financial Statements at page 37 of this Report.
(2) Financial Statement Schedules
None
(b)	Exhibits
The exhibits listed in the following table have been filed with this Report.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1.1(1)	Amended and Restated Certificate of Incorporation
3.1.2(2)	Certificate of Ownership and Merger, dated December 5, 2007
3.2*	Amended and Restated By-laws of the registrant, as amended on December 7, 2007
4.1(1)	Specimen certificate representing common stock
4.2(1)	Specimen certificate representing warrants issued in the registrant's initial public offering
4.3(1)	Specimen certificate representing warrants issued in the private placement
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company
10.1.1(4)	Credit Agreement, dated November 15, 2007
10.1.2*	Amendment No. 1, dated December 14, 2007, to Credit Agreement, dated November 15, 2007
10.2(4)	Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.3(4)	Canadian Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.4(4)	Lien Subordination and Intercreditor Agreement, dated November 15, 2007
10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007
10.6(4)	Collateral Agreement (Senior Notes), dated November 15, 2007
10.7(4)	Registration Rights Agreement dated November 15, 2007
10.8.1*	Indenture, dated November 15, 2007
10.8.2*	First Supplemental Indenture, dated December 3, 2007
10.9(4)	Intercompany Notes, dated November 15, 2007
10.10(4)	Canadian Collateral Agreement (Intercompany Notes) dated November 15, 2007
10.11(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.12(5)	Unit Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.13(5)	Arrangement Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and Novamerican Steel Inc.
10.14(5)	Lock-Up Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones

10.15(5)		Non-Competition Agreement, dated as of June 21, 2007, between the registrant, Novamerican Steel Inc., 632422 N.B. Ltd., and Scott B. Jones
10.16(5)		Non-Competition Agreement, date as of June 21, 2007, between the registrant, Novamerican Steel, Inc., 632422 N.B. Ltd., and D. Bryan Jones
10.19(6)		Letter Agreement, dated March 6, 2007, between the registrant and Playford SPAC Portfolio Ltd.
10.20(6)		Letter Agreement, dated March 6, 2007, between the registrant and Mr. Playford
10.21(6)		Registration Rights Agreement, dated March 5, 2007, among the registrant and the signatories thereto
10.22(6)		Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and the registrant
10.23(6)		Letter Agreement, dated March 6, 2007, between the registrant and Mr. Bailey
10.24(1)		Services Agreement, dated June 15, 2006, between the registrant and ILUT, Sr.
10.25(1)		Trademark License Agreement, dated September 15, 2006, between the registrant and Domenico Lepore
21.1*	--	List of Subsidiaries
24.1*	--	Powers of Attorney (Contained on signature page)
31.1*	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference to the Registration Statement of registrant on Form S-1 (Registration No. 333-135353).

(2) Incorporated by reference to the Current Report of registrant on Form 8-K filed on December 6, 2007 (SE File No. 001-33342).

(3) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33342).

(4) Incorporated by reference to the Current Report of registrant on Form 8-K filed November 20, 2007 (File No. 001-33342).

(5) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33324).

(6) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33324).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMERICAN STEEL INC

Date:	February 22, 2008	By:	/s/ Corrado De Gasperis
Corrado De Gasperis Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Corrado De Gasperis and Karen G. Narwold, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Gilbert E. Playford	Chairman of the Board	February 19, 2008
Gilbert E. Playford

/s/ Corrado De Gasperis	Chief Executive Officer and Director	February 22, 2008
Corrado De Gasperis	(Principal Executive Officer and Principal Financial Officer)

/s/ Domenico Lepore	President and Director	February 22, 2008
Domenico Lepore

/s/ M. Ridgway Barker, Jr.	Director	February 22, 2008
M. Ridgway Barker, Jr.

/s/ Scott C. Mason	Director	February 22, 2008
Scott C. Mason

/s/ Robert W. Ramage, Jr.	Director	February 22, 2008
Robert W. Ramage, Jr.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1.1(1)	Amended and Restated Certificate of Incorporation
3.1.2(2)	Certificate of Ownership and Merger, dated December 5, 2007
3.2*	Amended and Restated By-laws of the registrant, as amended on December 7, 2007
4.1(1)	Specimen certificate representing common stock
4.2(1)	Specimen certificate representing warrants issued in the registrant's initial public offering
4.3(1)	Specimen certificate representing warrants issued in the private placement
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company
10.1.1(4)	Credit Agreement, dated November 15, 2007
10.1.2*	Amendment No. 1, dated December 14, 2007, to Credit Agreement, dated November 15, 2007
10.2(4)	Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.3(4)	Canadian Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.4(4)	Lien Subordination and Intercreditor Agreement, dated November 15, 2007
10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007
10.6(4)	Collateral Agreement (Senior Notes), dated November 15, 2007
10.7(4)	Registration Rights Agreement dated November 15, 2007
10.8.1*	Indenture, dated November 15, 2007
10.8.2*	First Supplemental Indenture, dated December 3, 2007
10.9(4)	Intercompany Notes, dated November 15, 2007
10.10(4)	Canadian Collateral Agreement (Intercompany Notes) dated November 15, 2007
10.11(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.12(5)	Unit Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.13(5)	Arrangement Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and Novamerican Steel Inc.
10.14(5)	Lock-Up Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones
10.15(5)	Non-Competition Agreement, dated as of June 21, 2007, between the registrant, Novamerican Steel Inc., 632422 N.B. Ltd., and Scott B. Jones
10.16(5)	Non-Competition Agreement, date as of June 21, 2007, between the registrant, Novamerican Steel, Inc., 632422 N.B. Ltd., and D. Bryan Jones
10.19(6)	Letter Agreement, dated March 6, 2007, between the registrant and Playford SPAC Portfolio Ltd.
10.20(6)	Letter Agreement, dated March 6, 2007, between the registrant and Mr. Playford
10.21(6)	Registration Rights Agreement, dated March 5, 2007, among the registrant and the signatories thereto
10.22(6)	Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and the registrant

10.23(6)		Letter Agreement, dated March 6, 2007, between the registrant and Mr. Bailey
10.24(1)		Services Agreement, dated June 15, 2006, between the registrant and ILUT, Sr.
10.25(1)		Trademark License Agreement, dated September 15, 2006, between the registrant and Domenico Lepore
21.1*	--	List of Subsidiaries
24.1*	--	Powers of Attorney (Contained on signature page)
31.1*	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference to the Registration Statement of registrant on Form S-1 (Registration No. 333-135353).

(2) Incorporated by reference to the Current Report of registrant on Form 8-K filed on December 6, 2007 (SE File No. 001-33342).

(3) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33342).

(4) Incorporated by reference to the Current Report of registrant on Form 8-K filed November 20, 2007 (File No. 001-33342).

(5) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33324).

(6) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33324).