Form 10-Q
period 2008-02-23
NOVAMERICAN STEEL INC.
filed 2008-04-07
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 23, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 001-33342

Novamerican Steel Inc.

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 West 44th Street, 16th Floor, New York, NY 10036	(646) 429-1540
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

As of April 1, 2008, 21,452,304 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

NOVAMERICAN STEEL INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	February 23, 2008	November 24, 2007
	(unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	18,550	19,638
Trade accounts receivable, net of allowance $856 at February 23, 2008 and $896 at November 24, 2007	112,369	111,546
Income taxes receivable	2,863	2,822
Inventories (Note 7)	155,073	149,894
Prepaid expenses and other assets	7,116	1,666
Deferred income taxes	5,803	7,130
	301,774	292,696
Investment in a joint venture	2,085	1,999
Property, plant and equipment, net of accumulated depreciation $3,420 at February 23, 2008 and $406 at November 24, 2007	147,187	150,436
Goodwill	150,337	149,360
Intangibles	65,441	68,431
Deferred financing charges	14,458	14,998
Other assets	57	257
Deferred income taxes	-	43
	681,339	678,220
LIABILITIES
Current liabilities
Trade accounts payable	70,872	64,350
Trade accounts payable to a joint venture (Note 12)	1,866	1,639
Accrued liabilities	62,443	35,079
Deferred income taxes	-	2,921
	135,181	103,989
Long-term debt (Note 8)	373,149	390,588
Deferred income taxes	56,927	58,588
Other long term liabilities (Note 5)	3,332	3,410
	568,589	556,575

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 21,452,304 at February 23, 2008 and November 24, 2007	21	21
Additional paid-in capital	128,316	128,316
Accumulated deficit	(11,836)	(3,947)
Accumulated other comprehensive loss	(3,751)	(2,745)
	112,750	121,645
	681,339	678,220

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except per share data)

	Three months ended February 23, 2008	Three months ended March 31, 2007
	(unaudited)
	$	$
Net sales	195,629	-
Cost of sales	167,900	-
Gross margin	27,729	-
Operating expenses
Plant	12,745	-
Delivery	6,182	-
Selling	3,327	-
Administrative and general	7,396	-
Amortization of intangibles	1,928	-
Formation and operating costs	-	112
	31,578	112
Operating loss	(3,849)	(112)

Interest expense	10,772	4
Interest income	(181)	(424)
Share in income of a joint venture	(86)	-
	10,505	(420)
Income (loss) before income taxes	(14,354)	308
Income taxes (Note 5)	(6,465)	123
Net income (loss)	(7,889)	185

Net income (loss) per share (Note 6)
Basic	(0.37)	0.02
Diluted	(0.37)	0.02

Comprehensive income (loss)
Net income (loss)	(7,889)	185
Changes in cumulative translation adjustment	(1,006)	-
	(8,895)	185

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

(In thousands of U.S. dollars, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number	Amount
		$	$	$	$	$
Balance at November 24, 2007	21,452,304	21	128,316	(3,947)	(2,745)	121,645
Net loss				(7,889)		(7,889)
Changes in cumulative translation adjustment					(1,006)	(1,006)
Balance at February 23, 2008	21,452,304	21	128,316	(11,836)	(3,751)	112,750

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three months ended February 23, 2008	Three months ended March 31, 2007
	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(7,889)	185
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	3,194	-
Amortization	2,467	-
Deferred income taxes	(4,256)	-
Gain on disposal of property, plant and equipment	(81)	-
Share in income of a joint venture	(86)	-
Changes in working capital items
Trade accounts receivable	(2,948)	-
Income taxes receivable	(110)	-
Inventories	(7,286)	-
Prepaid expenses and other assets	(5,474)	(148)
Accounts payable and accrued liabilities	36,194	389
Other assets	-	(101)
Net cash provided by operating activities	13,725	325

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to trust	-	(143,700)
Increase in investments in trust	-	(412)
Proceeds from disposal of property, plant and equipment	129	-
Additions to property, plant and equipment	(1,754)	(19)
Net cash used in investing activities	(1,625)	(144,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering - common stock and warrants	-	150,000
Gross proceeds from private placements - warrants	-	3,750
Payment of offering costs	-	(6,187)
Repayments of revolving credit facility	(13,293)	-
Repayment of note payable to a related party	-	(500)
Refund of deposit	200	-
Net cash (used in) provided by financing activities	(13,093)	147,063
Effect of exchange rate changes on cash and cash equivalents	(95)	-

Net (decrease) increase in cash and cash equivalents	(1,088)	3,257
Cash and cash equivalents, beginning of period	19,638	262
Cash and cash equivalents, end of period	18,550	3,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	717	17
Income taxes paid	1,120	-

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1 - INTERIM FINANCIAL PRESENTATION

The accompanying interim financial statements of Novamerican Steel Inc. (“Novamerican”, the “Company” or the “Successor”) should be read in conjunction with the financial statements for the period January 1, 2007 to November 24, 2007 and notes thereto contained in the Company’s annual report. The November 24, 2007 amounts were derived from the Company’s audited financial statements. The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of financial position, results of operations and cash flows for the periods presented. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements.

Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2007 have been reclassified to conform with current period presentation.

2 - ORGANIZATION

Symmetry Holdings Inc. (“Symmetry”) was incorporated in Delaware on April 26, 2006, as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. On November 15, 2007, Symmetry completed the acquisition of Novamerican Steel Inc. and its subsidiaries (“Acquired Company” or the “Predecessor”), a corporation incorporated under the laws of Canada (the “Acquisition”). Until November 15, 2007, Symmetry did not engage in any operations and did not generate any revenues, other than interest income earned on the proceeds from its initial public offering and two private placements.

Following completion of the Acquisition on November 15, 2007, Acquired Company became a wholly owned indirect subsidiary of Symmetry. On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. and changed Acquired Company’s name to Novamerican Steel Canada Inc. On December 7, 2007, the Company’s Board of Directors approved the change of the Company’s fiscal year end from December 31 to the last Saturday of November.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

3 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Fiscal period

On December 7, 2007, the Company changed its fiscal year end from December 31 to the last Saturday of November. Therefore, the Company’s current and future interim quarterly financial statements will be reported on a fiscal year basis with each three month period ending on the last Saturday of February, May and August. The Company previously reported its financial results on the basis of calendar quarterly periods ending March 31, June 30 and September 30, 2007. As there were no operating activities of Symmetry prior to the Acquisition of Acquired Company on November 15, 2007, the prior year’s financial statements used for comparative purposes are the historical periods of Symmetry previously filed with the Securities and Exchange Commission.

Basis of consolidation

The consolidated financial statements for the three months ended March 31, 2007 include only the financial results of Symmetry. The financial statements for the three months ended February 23, 2008 include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc. (“Novamerican Finco”), Acquired Company and Novamerican Steel U.S. Inc. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Translation of foreign currencies

The non-consolidated financial statements of the Company and its subsidiaries are prepared based on their respective functional currencies, which are the U.S. dollar for U.S. operations and the Canadian dollar for Canadian operations. As a result, in the Company’s consolidated financial statements, the financial statements of the Canadian operations are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate in effect during the quarter. Gains and losses arising from translation are included in accumulated other comprehensive loss.

Transactions concluded in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at quarter end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive income. Gains amounted to $269,200 in the three months ended February 23, 2008 and nil in the three months ended March 31, 2007.

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

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Current and Pending Accounting Changes

Current

Fair Value Measurements

Effective November 25, 2007, the Company adopted SFAS No. 157, Fair Value Measurements only for its financial assets and liabilities required or permitted to be stated or disclosed at fair value. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.

As of February 23, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the three months ended February 23, 2008. The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

Also effective November 25, 2007, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. Additionally the statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. Currently, the Company has not elected to treat any of its financial assets or liabilities under the fair value option.

Pending

In January 2008, the FASB issued FSP SFAS 157 b which defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis until the fiscal year beginning November 30, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning November 29, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after November 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 29, 2009.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

4 - BUSINESS ACQUISITION

The following unaudited pro forma financial information for 2007 presents the combined results of operations as if the Acquisition had occurred at January 1, 2007. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of the beginning of the period and are not necessarily indicative of future results of the combined companies:

Three months ended March 31, 2007
(unaudited)
$
Net sales	187,190
Net (loss)	(3,125)
Loss per share – Basic	(0.15)
Loss per share – Diluted	(0.15)

5 - INCOME TAXES

For the three months ended February 23, 2008, the Company recognized pretax loss of $14,354,000 and tax benefit of $6,465,000. The Company recognized pretax income of $308,000 and tax expense of $123,000 for the three months ended March 31, 2007.

Income taxes for the three months ended February 23, 2008 and March 31, 2007 reflect an estimated annual effective income tax rate of approximately 36% and 40%, respectively. Income taxes for the three months ended February 23, 2008 included a $1,300,000 deferred tax benefit due to a statutory rate reduction in Canada, which is not reflected in the estimated annual rate. The effective income tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate. Management is required to estimate the annual effective tax rate based upon its estimate of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the estimated rate for the three months ended February 23, 2008.

The Company accrues interest and penalties associated with tax liabilities in income tax expense in the Consolidated Statements of Operations and in other long term liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the three months ended February 23, 2008 was $22,000. The corresponding liabilities in the Consolidated Balance Sheets were $3,332,000 at February 23, 2008 and $3,410,000 at November 24, 2007.

6 - EARNINGS (LOSS) PER SHARE

The basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period.

The diluted loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period, plus the effects of dilutive warrants. The diluted loss per share is computed using the treasury method, which assumes that all warrants are exercised at the beginning of the period and that the funds obtained are used to purchase common stock of the Company at the average trading price of the common stock during the period. As a result of the net loss reported for the three months ended February 23, 2008, 25,579,069 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

6 - EARNINGS (LOSS) PER SHARE (Continued)

The following table provides the reconciliation between basic and diluted income (loss) per share:

	Three months ended February 23, 2008	Three months ended March 31, 2007
	$	$
Net income (loss)	(7,889)	185

Weighted average number of common stock outstanding	21,452,304	8,854,167
Effect of dilutive warrants	-	1,683,375
Weighted average number of diluted common stock outstanding	21,452,304	10,537,542

Net income (loss) per share
Basic	(0.37)	0.02
Diluted	(0.37)	0.02

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

7 - INVENTORIES

The following summarizes the Company’s inventories:

	February 23, 2008	November 24, 2007
	$	$
Raw materials	95,488	82,095
Finished goods	59,585	67,799
	155,073	149,894

8 - LONG-TERM DEBT

The following summarizes the Company’s long-term debt:

	Maturity	February 23, 2008	November 24, 2007
		$	$
ABL Credit Facility	2012	58,149	75,588
11.5% Senior Secured Notes	2015	315,000	315,000
		373,149	390,588

As of February 23, 2008, the weighted-average interest rate on the amounts outstanding under the ABL Credit Facility, which bear interest at Canadian Prime Rate plus 0.75%, was 6.70%.

As of February 23, 2008, the aggregate borrowing base was $151,841,000 (including the $15,000,000 availability block), of which $999,000 was utilized for letter of credit obligations and approximately $58,149,000 was outstanding under the ABL Credit Facility. At February 23, 2008, approximately $92,693,000 was available for future borrowings.

9 - INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated an initial public offering of 18,750,000 units at an offering price of $8.00. Each unit consisted of one share of common stock and one warrant (“public warrants”). There were 18,750,000 public warrants outstanding at February 23, 2008. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on March 7, 2008. The public warrants expire on March 7, 2011. The Company may redeem the outstanding public warrants, as well as the warrants that were issued in the private placement (as described in Note 10), in whole, but not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption. The Company paid the underwriters of the initial public offering fees equal to $10,389,737, including expenses, or 7.0% of the gross proceeds (net of amount reduced for conversion). On December 31, 2007, the Company’s securities began trading on NASDAQ under the symbols TONS for the common stock and TONSW for the warrants. The Company’s units ceased to trade as a separate class of securities and all outstanding units were separated into common stock and warrants.

10 - PRIVATE PLACEMENT

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

(Unaudited)

11 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

	Three months ended February 23, 2008	Three months ended March 31, 2007
	$	$
Processing revenue from a joint venture	33	-
Processing charges paid to a joint venture	835	-
Repayment in full of note plus interest charges to a director and a principal stockholder	-	517
Consulting fees paid to an entity owned by an officer and director	294	-

12 - INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with Mittal Canada, Inc., that processes carbon steel into tubing. The joint venture, Delta Tube and Company, Limited Partnership (“Delta Tube”), is located in LaSalle, Quebec, Canada.

Condensed financial information of the joint venture is summarized below:

Three months ended February 23, 2008
$
Operations
Net sales	1,045
Operating income	142

At February 23, 2008, the Company had a trade accounts payable to Delta Tube in the amount of $1,866,000, relating to processing services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

U.S. steel service center hot-rolled inventories continued declining through February of 2008 to historical lows, just under a seasonally adjusted average of approximately three months on hand, typically a leading indicator of future increases in shipping volumes. We believe that underlying consumption in the U.S. and Canada has weakened from the already sluggish pace of the past year, with a particularly weak automotive outlook. In the U.S., the automotive, residential construction and related sectors are in a recessionary-like environment and have been over the last 12 months, somewhat offset by strengthening export activity. Canadian manufacturing, including automotive, has also experienced shrinkage. Globally, stronger demand and pricing in markets outside of North America, as well as the weaker U.S. currency, has kept most imports for our market subdued since mid-2007. The combination of low imports and low inventory levels tightened North American supply and, when combined with higher raw material costs for our suppliers, has resulted in higher prices from steel mills in early 2008.

In early March 2008, North American steel suppliers announced a fifth consecutive month of increases, pushing prices for hot-rolled coil as high as $730 per ton, with world spot export market prices as high as $750 - $800 per ton. While cost increases may have prompted these increases, we believe tight supply is enabling their success and low inventory levels may result in sustaining these increases, at least until the middle of 2008. The outlook for the U.S. dollar, freight rates and other world steel sheet markets indicate that import pressures are unlikely to increase rapidly, providing for a potentially longer period of higher prices. We experienced a pick-up in demand in late January 2008 as steel purchasers attempted to secure their needs for 2008. Our pricing remained soft through January until the increases from the mills became substantively realized in the marketplace and we began experiencing price increases.

We expect our volumes in the second fiscal quarter of 2008 to be higher than in the first fiscal quarter of 2008, mainly due to a relatively stronger order book from our customers, including increased demand from our distribution customers. Our automotive business is stronger in the second fiscal quarter than in the first fiscal quarter as scheduled inventory reductions for our automotive customers were completed, offset somewhat by the ongoing strike at American Axle and its impact on General Motors.  Overall, our 2008 second fiscal quarter will result in higher revenue and operating profit than our 2008 first fiscal quarter but weaker cash flows from operations, mainly resulting from uses of cash for working capital and approximately $19.5 million in interest payments.

We have finalized, scheduled and commenced our project plans for implementing our operating methodology at Novamerican Steel Inc. (“Novamerican”, the “Company” or the “Successor”), effectively operating it as one system versus 22 separate facilities, and believe that during 2008 we will (a) enable the system to operate at much faster cycle times, enabling practical capacity of approximately 2.5 million tons per annum and maximizing the throughput from the sale of such capacity, (b) experience a permanent reduction of inventory of approximately $50.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing and distribution processes. This includes the closure of our Cambridge, Ontario processing facility as we effectively consolidate the activities of that facility with our Stoney Creek processing center located in Hamilton, Ontario. These organizational changes and the closing of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We incurred approximately $0.7 million in the 2008 first fiscal quarter for operating expenses associated with training and development required for these changes and estimate approximately $4.5 million in other cash exit costs associated with the organizational changes that would be incurred over the last three quarters of fiscal 2008. The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control and human resources. The cost of these resources is included in our estimated net operating expense reductions.

Results of Operations

Three Months Ended February 23, 2008 as compared to Three Months Ended March, 31 2007

The consolidated financial statements for the three months ended March 31, 2007 (the “first fiscal quarter of 2007”) include only the financial results of Symmetry Holdings Inc. (“Symmetry”). The financial statements for the three months ended February 23, 2008 (the “first fiscal quarter of 2008”) include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc. (“Novamerican Finco”), the former Novamerican Steel and its subsidiaries (“Acquired Company” or the “Predecessor”) and Novamerican Steel U.S. Inc.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

In the first fiscal quarter of 2008, net sales increased to $195.6 million, representing the sales of Acquired Company for the quarter. Total tons directly sold and toll processed were 372,200. Direct sales tons were 202,600 while toll processing tons were 169,600. In the first fiscal quarter of 2007, both net sales and tons directly sold and processed were nil.

Cost of sales was $167.9 million, or 85.8% of net sales, for the first fiscal quarter of 2008. The high percentage of cost of sales primarily resulted from lower average selling prices for our products during the quarter as we experienced the apparent end of the North American service center inventory de-stocking cycle. The cost of sales also includes the remaining $6.7 million of the total $7.8 million of purchase price that was allocated to certain acquired inventories to reflect their fair market value on the date of the acquisition of Acquired Company and its subsidiaries (the “Acquisition”). Excluding the purchase price allocation to inventory, cost of sales represented 82.4% of net sales.

Gross margin was $27.7 million, representing the gross margin of Acquired Company for the first fiscal quarter of 2008. Gross margin was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory. Excluding the purchase price allocation to inventory, gross margin was $34.4 million and 17.6% of net sales. All of the remaining purchase price allocation to inventory was included in the first fiscal quarter of 2008 as acquired inventories were sold.

Operating expenses were $31.6 million for the first fiscal quarter of 2008, an increase of $31.5 million from the first fiscal quarter of 2007. For the first fiscal quarter of 2008, operating expenses included $12.7 million, or 6.5% of net sales, in plant expenses, $6.2 million, or 3.2% of net sales, for delivery, $3.3 million, or 1.7% of net sales, for selling expenses, and $7.4 million, or 3.8% of net sales, in general and administrative expenses. Plant operating expenses included approximately $0.8 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment. General and administrative expenses included $0.7 million for training and development during the quarter for more than 60 employees associated with the Decalogue™ implementation. Operating expenses also included $1.9 million of amortization associated with the purchase price allocation to intangible assets other than goodwill. Excluding the additional depreciation and amortization, operating expenses would have been $28.9 million. For the first fiscal quarter of 2007, operating expenses included formation and operating costs associated with Symmetry.

In the first fiscal quarter of 2008, interest income was $0.2 million while interest expense was $10.8 million. Interest expense on the Senior Secured Notes and the ABL Credit Facility was $9.1 million and $1.2 million, respectively, for the first fiscal quarter of 2008. The average balance of debt outstanding on the ABL Credit Facility was $69.6 million with an average interest rate of 6.7%. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%. The remaining $0.5 million of interest expense primarily represented the amortization of deferred financing charges. In the first fiscal quarter of 2007, the Company recorded interest income of $0.4 million, substantially all of which was earned on offering proceeds held in trust from March 12, 2007 through March 31, 2007.

Loss before income taxes in the first fiscal quarter of 2008 was $14.4 million, versus income before taxes in the first fiscal quarter of 2007 of $0.3 million. The loss was due to lower gross margin resulting primarily from lower average selling prices, the purchase price allocation to inventory and intangibles and higher interest expense.

Income taxes were a benefit of $6.5 million and expense of $0.1 million for the first fiscal quarter of 2008 and the first fiscal quarter of 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 36% and 40%, respectively. Income taxes in the first fiscal quarter of 2008 included a $1.3 million deferred tax benefit due to a statutory rate reduction in Canada, which is not reflected in the estimated annual rate. The effective income tax rate decreased due to a greater percentage of foreign earnings, which are taxed at a lower rate.

Net loss was $7.9 million in the first fiscal quarter of 2008, or net loss of $(0.37) per basic and diluted share outstanding, as compared to net income of $0.2 million in the first fiscal quarter of 2007, or a net income of $0.02 per basic and diluted share outstanding.

Pro Forma Financial Statements

This Report includes unaudited pro forma condensed consolidated financial information that combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to February 24, 2007 and for Novamerican Steel for the period from January 1, 2007 to March 31, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007. The consolidated financial statements of Acquired Company, also known as the Predecessor, for the three months ended February 24, 2007 are included in exhibit 99.1 to this filing.

The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the Acquisition occurred as of the beginning of the period and are not necessarily indicative of future results of the combined companies. The pro forma information is included in this Report for both consistency and relevance.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Fiscal Three Months Ended March 31, 2007

	Novamerican 3/31/07	Acquired Company 2/24/07	Pro Forma Adjustments	Pro Forma Combined	Notes
	$	$	$	$
Net sales	-	187,190	-	187,190
Cost of sales	-	152,303	-	152,303
Gross margin	-	34,887	-	34,887
Operating expenses
Plant	-	10,516	622	11,138	(1)
Delivery	-	5,846	-	5,846
Selling	-	3,553	-	3,553
Formation and operating costs	112	-	-	112
Amortization of intangibles	-	-	1,996	1,996	(1)
Administrative and general	-	7,476	(1,456)	6,020	(2)
	112	27,391	1,162	28,665

Operating income	(112)	7,496	(1,162)	6,222

Interest income, net	(420)	-	420	-	(3)
Interest expense, net	-	(63)	10,951	10,888	(4)
Share in income of joint venture	-	(2)	-	(2)
	(420)	(65)	11,371	10,886

Income before income taxes	308	7,561	(12,533)	(4,664)
Income taxes	123	2,383	(4,045)	(1,539)	(5)

Net income (loss)	185	5,178	(8,488)	(3,125)

Net income (loss)	185	5,178	(8,488)	(3,125)
Interest expense (income)	(420)	(63)	11,371	10,888
Depreciation and amortization	-	2,619	2,287	4,906
Income tax	123	2,383	(4,045)	(1,539)
EBITDA	(112)	10,117	1,125	11,130

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

Plant depreciation	$622
Amortization—intangible assets	1,996
Total	$2,618

Note 2

Adjustment to eliminate non-recurring compensation expense related to certain senior management that left Acquired Company immediately after the closing of the Acquisition, to reflect Novamerican’s projected administrative and general expenses incurred as if the Acquisition had occurred as of January 1, 2007, to eliminate operating expenses relating to assets that were sold or sold and leased back upon the consummation of the Acquisition as part of Acquired Company’s asset sales and the sale-leaseback, to add the lease payment for the property subject to the sale-leaseback and to eliminate transaction costs incurred by Novamerican in connection with the Acquisition.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Fiscal Three Months Ended March 31, 2007

Administrative and general expenses—compensation	$(1,457)
Administrative and general expenses—Novamerican projected costs	500
Administrative and general expenses—operating expenses for assets sold, net	(457)
Administrative and general expenses—Novamerican incurred transaction costs (not capitalized)	(42)
Total	$(1,456)

Note 3

To eliminate interest income earned on cash accounts and the Symmetry Trust Account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$420
Total	$420

Note 4

To reflect interest expense on the Senior Secured Notes and amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2007 and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2007, to reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2007 and to reverse Acquired Company’s interest expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2007. The interest rate on the ABL Credit Facility used to calculate the pro forma interest expense was the daily average LIBOR rate plus 175 basis points. In addition, the $175.0 million ABL Credit Facility has a facility fee calculated as 30 basis points of the undrawn portion. The interest rate used to calculate pro forma interest expense on the Senior Secured Notes was 11.50%. Deferred financing costs were 1.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Senior Secured Notes ($315.0 million).

Interest expense—ABL Credit Facility	$1,210
ABL Credit Facility fee	81
Interest expense—Senior Secured Notes	9,056
Financing fees	541
Interest income, net—historical Acquired Company	63
Total	$10,951

Note 5

To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the three months ended February 24, 2007.

Income tax expense	$(4,045)
Total	$(4,045)

Company's Actual three months ended February 23, 2008 compared to Pro forma three months ended March 31, 2007

In the first fiscal quarter of 2008, net sales increased by $8.4 million, or 4.5%, to $195.6 million, compared with $187.2 million in the pro forma first fiscal quarter of 2007. The impact of exchange rates on sales was an increase of $16.4 million. Excluding the impact of exchange rates, net sales would have decreased by $8.0 million, or 4.3%, compared with the first fiscal quarter of 2007. The decrease in sales for the first fiscal quarter of 2008 was due to a higher percentage of revenue from toll processed tons versus direct sales tons, a decline in sales volume of automotive tubing and lower pricing on toll processed tons, primarily resulting from decreased demand in the automotive and general manufacturing sectors.

Total tons directly sold and toll processed increased by 6.2% to 372,200 tons in the first fiscal quarter of 2008 from 350,600 tons for the pro forma first fiscal quarter of 2007. Total tons in the first fiscal quarter of 2008 include 202,600 tons from direct sales and 169,600 tons from toll processing. Direct sale tons decreased by 0.4% to 202,600 tons in the first fiscal quarter of 2008 from 203,400 tons for the pro forma first fiscal quarter of 2007. The decrease in direct sale tons was due to a decrease in volumes for our manufacturing customers, primarily in Canada, somewhat offset by an increase in direct processing resulting from a shift to direct processing from toll processing for certain automotive customers. Toll processed tons increased by 15.2% to 169,600 tons in the first fiscal quarter of 2008 from 147,200 tons for the pro forma first fiscal quarter of 2007. The increase in tons toll processed in the first fiscal quarter of 2008 was primarily driven by increased customer demand in Canada, albeit at lower average selling prices.

Gross margin decreased from $34.9 million to $27.7 million, or from 18.6% to 14.2% as a percentage of net sales, in the first fiscal quarter of 2008 as compared to the pro forma first fiscal quarter of 2007, primarily from a reduction in gross margin dollars of $6.7 million from the additional costs associated with the purchase price allocation to inventory. In addition, we realized lower average selling prices for our products during the quarter as we experienced the apparent end of the North American service center inventory de-stocking cycle. The impact of exchange rates on gross margin was an increase of $2.2 million. Excluding the impact of exchange rates and the purchase price allocation to inventory, gross margin would have decreased by $2.7 million to $32.2 million, or 18.0% as a percentage of net sales.

Operating expenses increased by $2.9 million or 10.2%, and increased to 16.1% from 15.3% as a percentage of net sales for the first fiscal quarter of 2008 as compared to the pro forma first fiscal quarter of 2007. The increase was primarily attributed to plant operating expenses of $12.7 million, or 6.5% of net sales, as compared to $11.1 million, or 6.0% of net sales and general and administrative expenses of $7.4 million, or 3.8% of net sales, as compared to $6.0 million, or 3.2% of net sales. Plant operating expenses included approximately $0.8 million in higher depreciation expense associated with the purchase price allocation to property plant and equipment. General and administrative expenses included $0.7 million for training and development during the quarter for more than 60 employees associated with the Decalogue™ implementation. The impact of exchange rates on operating expenses was an increase of $2.6 million. Excluding the impact of exchange rates, the additional depreciation and training and development expenses, operating expenses would have decreased by $1.2 million. Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma first fiscal quarter of 2007, the following: $1.5 million in compensation for the former officers of Acquired Company and $0.5 million in operating costs associated with the assets disposed as part of the acquisition, including the aircraft. The pro forma adjustments also include $0.5 million of ongoing costs for Novamerican’s principal executive officers.

In the first fiscal quarter of 2008, interest income was $0.2 million as compared to nil in the pro forma first fiscal quarter of 2007. Interest expense was $10.8 million, a decrease of $0.1 million as compared to the pro forma first fiscal quarter of 2007. Interest expense on the Senior Secured Notes and ABL Credit Facility was $9.1 million and $1.2 million, respectively, for the first fiscal quarter of 2008 and $9.1 million and $1.3 million, respectively, for the pro forma first fiscal quarter of 2007. The remaining $0.5 million of interest expense primarily represents the amortization of deferred financing charges.

Income taxes were a benefit of $6.5 million for the first fiscal quarter of 2008, reflecting an estimated annual effective tax rate of approximately 36 percent. Income taxes in the first fiscal quarter of 2008 included a $1.3 million deferred tax benefit due to a statutory rate reduction in Canada that is not reflected in the estimated annual rate.

Effect of Exchange Rates

We incur costs in U.S. dollars and Canadian dollars, the currency of our manufacturing and distribution facilities, and we sell our products in both U.S. dollars and Canadian dollars. In general, our results of operations, cash flows and financial condition are affected by changes in the Canadian dollar relative to the U.S. dollar.

We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income. We cannot assure you that we would be able to mitigate any adverse effects of such changes.

During the first fiscal quarter of 2008, the average exchange rate of the Canadian dollar versus the U.S. dollar increased 14%, when compared to the average exchange rate for the first fiscal quarter of 2007.

The impact of these events in the first fiscal quarter of 2008 was an increase of $16.4 million in net sales, $14.2 million in cost of goods sold and $2.6 million in operating expenses.

We have Canadian dollar denominated long term debt under the ABL Credit Facility. At February 23, 2008, the aggregate principal amount of these loans was $58.1 million.

In the first fiscal quarter of 2008, we had a net total of $0.3 million in currency gains. In the first fiscal quarter of 2007, currency gains and losses were nil.

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

On November 15, 2007, the Company and its affiliates entered into a $175.0 million, five year, asset-based revolving credit facility (the “ABL Credit Facility”). The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in an aggregate principal amount of up to $50.0 million.

As of February 23, 2008, the aggregate borrowing base was $151.8 million (including the $15.0 million availability block), of which $1.0 million was utilized for letter of credit obligations and approximately $58.1 million was outstanding under the ABL Credit Facility. Since the borrowing base under the ABL Credit Facility consists of certain eligible accounts receivable and inventory, some of which are denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base. At February 23, 2008, approximately $92.7 million was available for future borrowings. As of February 23, 2008, the weighted-average interest rate on the amounts outstanding under the ABL Credit Facility, which bear interest at Canadian Prime Rate plus 0.75%, was 6.70%.

On November 15, 2007, the Company, through Novamerican Finco, issued senior secured notes ("Senior Secured Notes") in an aggregate principal amount of $315.0 million. Interest on the Notes will accrue at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15, commencing on May 15, 2008. The Senior Secured Notes mature on November 15, 2015.

On February 23, 2008, our total long-term debt was approximately $373.1 million and we had approximately $18.6 million of cash and cash equivalents (or a net debt of approximately $354.5 million). Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations. Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

Our business strategies place the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging the Novamerican system, that is, our replenishment, processing, distribution and manufacturing network, by driving higher utilization rates and more productivity from our existing assets, accelerating external marketing and selling initiatives across all of our potential markets and realizing other global efficiencies.

We expect cash flow from operations to be positively impacted by our plans for implementing our operating methodology, the Decalogue™ at Novamerican. We have finalized, scheduled and commenced our project plans for implementing our operating methodology at Novamerican, effectively operating it as one system versus 22 separate facilities, and believe that during 2008 we will (a) enable the system to operate at much faster cycle times, maximizing the throughput from the sale of such capacity, (b) experience a permanent reduction of inventory of approximately $50.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing and distribution processes. This includes the closure of our Cambridge, Ontario processing facility as we effectively consolidate the activities of that facility with our Stoney Creek processing center located in Hamilton, Ontario. These organizational changes and the closure of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We also incurred approximately $0.7 million in the 2008 first fiscal quarter for operating expenses associated with training and development required for these changes and estimate approximately $4.5 million in other exit costs associated with the organizational changes that would be incurred over the last three quarters of fiscal 2008. The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control and human resources. The cost of these resources is included in our estimated net operating expense reductions.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, interest payments, timing of capital investments and other factors. Our interest payments on the Senior Secured Notes total $36.2 million per annum with two installments of $18.1 million paid on each of May 15, and November 15, respectively. Our planned inventory reductions of $50.0 million are expected in the third and fourth fiscal quarters of 2008, with a substantial majority occurring in the fourth quarter.

We expect cash interest payments to be approximately $40.0 million in fiscal 2008 with approximately $19.5 million paid in the second fiscal quarter of 2008. We spent $1.8 million in capital expenditures in the first fiscal quarter of 2008, substantially all for the Morrisville, Pennsylvania structural tubing facility expansion. We expect capital expenditures of approximately $7.5 million in fiscal 2008, with $3.0 million for maintenance capital and $4.5 million for the completion of the expansion at our Morrisville, Pennsylvania structural tubing facility.

In order to seek to minimize our credit risks, we reduced our sales of steel to some customers and potential customers in the U.S. and Canada (except for cash on delivery). We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

We may from time to time and at any time, as allowed under the ABL Credit Facility and the Senior Secured Notes, repurchase our debt or equity securities in open market or privately negotiated transactions, opportunistically and on terms that we believe to be favorable.

Historical cash flows

Cash Flow Provided by Operating Activities. Cash provided by operating activities was $13.7 million in the first fiscal quarter of 2008. Net loss, after deducting a net deferred tax benefit of $4.3 million and adding back the net effect from non-cash items, amounted to a $6.6 million. Such loss was offset by cash provided by operating activities as follows: an increase in accounts payable of $8.4 million, accrued liabilities of $27.8 million, an increase in inventory of $7.3 million, a decrease in prepaid taxes of $4.2 million, a decrease in prepaid expenses and other of $1.3 million and decreases of income taxes receivable of $0.1 million. The increase in accounts payable relates primarily to an increase in inventory purchases. The increase in accrued liabilities relates primarily to $18.5 million for inventory purchases, including $9.8 million from inventory previously owned by a customer for toll processing that have been purchased by us under a reselling agreement, and $9.4 million of increased accrued interest payable. Cash flow provided by operating activities was $0.3 million in the first fiscal quarter of 2007. In addition to net income of $0.2 million, cash inflows from working capital were $0.2 million partially offset by decrease in other assets of $0.1 million.

Cash Flow Used In Investing Activities. Cash flow used in investing activities was $1.6 million in three months ended February 23, 2008, primarily for $1.8 million in additions to property, plant and equipment associated with the expansion of our Morrisville, Pennsylvania tubing facility, partially offset by $0.1 million in proceeds on disposal of property and equipment. Cash used in investing activities was $144.1 million in the first fiscal quarter of 2007 primarily for $143.7 million cash deposited to trust and $0.4 million earned on trust investments.

Cash Flow (Used In) Provided by Financing Activities. Cash used in financing activities was $13.1 million in the first fiscal quarter of 2008. We repaid $13.3 million of borrowings under the ABL Credit Facility during the first fiscal quarter of 2008. This was partially offset by $0.2 million from a refund of deposit. Cash provided by financing activities was $147.1 million in the first fiscal quarter of 2007. We received gross proceeds of $150.0 million (less offering costs of $6.2 million) from the issuance and sale of units through our initial public offering and $3.8 million from a private placement of warrants. We also repaid a $0.5 million note to a related party.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. All statements, other than statements of historical facts, included in this Report, are forward-looking statements. In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise. These include statements about matters such as: growth rates for, future prices and sales of, and demand for our products and our customers’ products; changes in production capacity in our operations and our customers’ operations; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and industry market conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended November 24, 2007 and the following:

•	our substantial indebtedness;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

•	material adverse changes affecting us or our businesses;

•	our failure to continue to comply with government regulations;

•	adoption of or changes in legislation or regulatory environments or requirements adversely affecting our businesses;

•	changes in the financial stability of our major customers or in demand for our products and services;

•	interruptions in our production capabilities due to unexpected equipment failures;

•	fluctuation of prices for steel and other raw materials or a shortage of supply;

•	changes in generally accepted accounting principles;

•	geopolitical events;

•	competition in the industry;

•	industry consolidation;

•	our ability to implement our business strategies;

•	disruptions in our business;

•	currency risks;

•	our ability to meet our objective of growing revenues organically;

•	our ability to attract and retain key sales, marketing and operations management professionals;

•	successful consummation and integration of acquisitions;

•	matters related to claims, lawsuits and related proceedings;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	geographic concentration of our business;

•	general economic conditions affecting the industry;

•	work stoppages or our inability to renegotiate labor contracts when they expire; and

•	outsourcing by our customers to overseas facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Exchange rate fluctuations are beyond our control and there can be no assurance that changes in the rate of exchange between the Canadian dollar and the U.S. dollar will not adversely affect our business, results of operations, financial condition or cash flows.

We are exposed to market risk from changes in interest rates and exchange rates. From time to time we enter into financial contracts in the ordinary course of business in order to hedge these exposures. We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk. A 100 basis point movement in the Canadian prime rate or LIBOR would result in an approximate $0.5 million, annualized, for the period ended February 23, 2008, increase or decrease in interest expense and cash flows.

Exchange Rate Risk. At February 23, 2008 and November 24, 2007, we had no forward foreign currency exchange contracts outstanding. We estimate that a 10% movement in the value of the Canadian dollar would affect our net sales by approximately $46.4 million annually, based on our annualized Canadian dollar net sales for the first fiscal quarter of 2008.

Item 4. Controls and Procedures.

As of February 23, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended February 23, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Our subsidiary American Steel and Aluminum Corporation (“ASA”) was named as one of 19 defendants in an action brought in October 2001 by two private parties under the Comprehensive Environmental Response compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, RI, which has been categorized as a Superfund site by federal authorities. The complaint was subsequently amended twice to add additional defendants, aggregating to a total of 57 defendants. The plaintiffs claim that ASA is liable based upon alleged shipments to the site by ASA. The plaintiffs have identified over 100 potentially responsible parties, or PRPs, and the Environmental Protection Agency, or EPA, has issued claim notice letters to 63 parties, some of which are defendants in the lawsuit. ASA received, on or about April 25, 2003, an EPA claim letter seeking reimbursement of costs incurred and to be incurred at the site. ASA responded to the claim by denying liability for the site. During 2006, ASA and approximately 25 other defendants in the litigation entered into a settlement with the plaintiffs, with the approval of the EPA, resolving the settling defendants’ alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site. The litigation remains pending against the non-settling defendants. The settlement does not address future remediation costs, and we do not believe it is currently possible to estimate our share, if any, of such costs, should claims for their recovery be pursued against us. We believe that we have meritorious defenses against any such claims, and we intend to defend our position vigorously should they be pursued against us. However, we may not prevail in such event, and any significant loss could have an adverse effect on our financial results.

In addition, we are a party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In our opinion, the outcome of these additional proceedings is not likely to have a material adverse effect upon our business, results of operations or financial condition.

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of January 1, 2008, between the registrant and Corrado De Gasperis
10.2	Employment Agreement, dated as of January 1, 2008, between the registrant and Domenico Lepore
10.3	Employment Agreement, dated as of January 1, 2008, between the registrant and Karen Narwold
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification
99.1	Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements (Predecessor)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMERICAN STEEL INC.
Date: April 7, 2008	By:	/s/ Corrado De Gasperis
Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)