Form 10-K/A
period 2007-11-24
NOVAMERICAN STEEL INC.
filed 2008-06-11
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________________

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 24, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 001-33342

Novamerican Steel Inc.

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 University Avenue Norwood, Massachusetts 02062	(781) 762-0123
(Address of principal executive offices)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
Warrants	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on June 29, 2007, was approximately $142,036,451. On February 15, 2008, 21,452,304 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from Novamerican Steel Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which was filed on March 21, 2008.

Explanatory Note

We are amending our annual report on Form 10-K for the year ended November 24, 2007, as filed on February 22, 2008 (the “Original Annual Report”), to include Exhibit 99.1 in Item 15 and the Exhibit Index of the Original Annual Report and to attach Exhibit 99.1 thereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text included in Item 15, the Exhibit Index, Exhibit 99.1 and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Those sections or exhibits unaffected by this Amendment are not included herein.

Except as described above, no other changes have been made to the Original Annual Report and we have not updated any disclosure to reflect events which may have occurred subsequent to the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Annual Report, including the amendments to those filings, if any.

ITEM 15.	EXHIBITS

(a)	(1) Financial Statements
The following consolidated financial statements are included in Item 8 of the Original Annual Report:
Consolidated balance sheets as of November 24, 2007 and December 31, 2006
Consolidated statements of operations and comprehensive loss for the periods ending November 24, 2007 and December 31, 2006
Consolidated statements of stockholders’ equity for the periods ending December 31, 2006 and November 24, 2007
Consolidated statements of cash flows for the periods ending November 24, 2007 and December 31, 2006
Notes to consolidated financial statements
(2) Financial Statement Schedules
None
(b)	Exhibits
The exhibits listed in the following table have been filed with this Report.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1.1(1)	Amended and Restated Certificate of Incorporation
3.1.2(2)	Certificate of Ownership and Merger, dated December 5, 2007
3.2**	Amended and Restated By-laws of the registrant, as amended on December 7, 2007
4.1(1)	Specimen certificate representing common stock
4.2(1)	Specimen certificate representing warrants issued in the registrant's initial public offering
4.3(1)	Specimen certificate representing warrants issued in the private placement
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company
10.1.1(4)	Credit Agreement, dated November 15, 2007
10.1.2**	Amendment No. 1, dated December 14, 2007, to Credit Agreement, dated November 15, 2007
10.2(4)	Guarantee and Collateral Agreement (ABL), dated November 15, 2007

10.3(4)	Canadian Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.4(4)	Lien Subordination and Intercreditor Agreement, dated November 15, 2007
10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007
10.6(4)	Collateral Agreement (Senior Notes), dated November 15, 2007
10.7(4)	Registration Rights Agreement dated November 15, 2007
10.8.1**	Indenture, dated November 15, 2007
10.8.2**	First Supplemental Indenture, dated December 3, 2007
10.9(4)	Intercompany Notes, dated November 15, 2007
10.10(4)	Canadian Collateral Agreement (Intercompany Notes) dated November 15, 2007
10.11(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.12(5)	Unit Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.13(5)	Arrangement Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and Novamerican Steel Inc.
10.14(5)	Lock-Up Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones
10.15(5)	Non-Competition Agreement, dated as of June 21, 2007, between the registrant, Novamerican Steel Inc., 632422 N.B. Ltd., and Scott B. Jones
10.16(5)	Non-Competition Agreement, date as of June 21, 2007, between the registrant, Novamerican Steel, Inc., 632422 N.B. Ltd., and D. Bryan Jones
10.19(6)	Letter Agreement, dated March 6, 2007, between the registrant and Playford SPAC Portfolio Ltd.
10.20(6)	Letter Agreement, dated March 6, 2007, between the registrant and Mr. Playford
10.21(6)	Registration Rights Agreement, dated March 5, 2007, among the registrant and the signatories thereto
10.22(6)	Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and the registrant
10.23(6)	Letter Agreement, dated March 6, 2007, between the registrant and Mr. Bailey
10.24(1)	Services Agreement, dated June 15, 2006, between the registrant and ILUT, Sr.
10.25(1)	Trademark License Agreement, dated September 15, 2006, between the registrant and Domenico Lepore
21.1**	List of Subsidiaries
24.1**	Powers of Attorney (Contained on signature page to the Original Annual Report)
31.1*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Novamerican Steel Inc. (Acquired Company) and Subsidiaries Consolidated Financial Statements

* Filed herewith.

** Filed with the Original Annual Report.

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

(3) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33342).

(4) Incorporated by reference to the Current Report of registrant on Form 8-K filed November 20, 2007 (File No. 001-33342).

(5) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33324).

(6) Incorporated by reference to the Quarterly Report of registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33324).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMERICAN STEEL INC

Date:	June 11, 2008	By:	/s/ Karen G. Narwold
Karen G. Narwold Vice President, Chief Administrative Officer, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Titles	Date

	*	Chairman of the Board	June 11, 2008
Gilbert E. Playford

	*	Chief Executive Officer and Director	June 11, 2008
	Corrado De Gasperis	(Principal Executive Officer and Principal Financial Officer)

	*	President and Director	June 11, 2008
Domenico Lepore

	*	Director	June 11, 2008
M. Ridgway Barker, Jr.

	*	Director	June 11, 2008
Scott C. Mason

	*	Director	June 11, 2008
Robert W. Ramage, Jr.

* By:	/s/ Karen G. Narwold
Karen G. Narwold, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1.1(1)	Amended and Restated Certificate of Incorporation
3.1.2(2)	Certificate of Ownership and Merger, dated December 5, 2007
3.2**	Amended and Restated By-laws of the registrant, as amended on December 7, 2007
4.1(1)	Specimen certificate representing common stock
4.2(1)	Specimen certificate representing warrants issued in the registrant's initial public offering
4.3(1)	Specimen certificate representing warrants issued in the private placement
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company
10.1.1(4)	Credit Agreement, dated November 15, 2007
10.1.2**	Amendment No. 1, dated December 14, 2007, to Credit Agreement, dated November 15, 2007
10.2(4)	Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.3(4)	Canadian Guarantee and Collateral Agreement (ABL), dated November 15, 2007
10.4(4)	Lien Subordination and Intercreditor Agreement, dated November 15, 2007
10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007
10.6(4)	Collateral Agreement (Senior Notes), dated November 15, 2007
10.7(4)	Registration Rights Agreement dated November 15, 2007
10.8.1**	Indenture, dated November 15, 2007
10.8.2**	First Supplemental Indenture, dated December 3, 2007
10.9(4)	Intercompany Notes, dated November 15, 2007
10.10(4)	Canadian Collateral Agreement (Intercompany Notes) dated November 15, 2007
10.11(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.12(5)	Unit Subscription Agreement, dated June 21, 2007, by and between the registrant and Gilbert E. Playford
10.13(5)	Arrangement Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and Novamerican Steel Inc.
10.14(5)	Lock-Up Agreement, dated as of June 21, 2007, by and between the registrant, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones
10.15(5)	Non-Competition Agreement, dated as of June 21, 2007, between the registrant, Novamerican Steel Inc., 632422 N.B. Ltd., and Scott B. Jones
10.16(5)	Non-Competition Agreement, date as of June 21, 2007, between the registrant, Novamerican Steel, Inc., 632422 N.B. Ltd., and D. Bryan Jones
10.19(6)	Letter Agreement, dated March 6, 2007, between the registrant and Playford SPAC Portfolio Ltd.
10.20(6)	Letter Agreement, dated March 6, 2007, between the registrant and Mr. Playford
10.21(6)	Registration Rights Agreement, dated March 5, 2007, among the registrant and the signatories thereto
10.22(6)	Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and the registrant
10.23(6)	Letter Agreement, dated March 6, 2007, between the registrant and Mr. Bailey

10.24(1)	Services Agreement, dated June 15, 2006, between the registrant and ILUT, Sr.
10.25(1)	Trademark License Agreement, dated September 15, 2006, between the registrant and Domenico Lepore
21.1**	List of Subsidiaries
24.1**	Powers of Attorney (Contained on signature page to the Original Annual Report)
31.1*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Novamerican Steel Inc. (Acquired Company) and Subsidiaries Consolidated Financial Statements

* Filed herewith.

** Filed with the Original Annual Report.

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