Form 10-Q
period 2008-05-31
NOVAMERICAN STEEL INC.
filed 2008-07-15
CIK 1362614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 001-33342

Novamerican Steel Inc.

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1050 University Avenue, Norwood, MA 02062	(781) 762-0123
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

As of July 1, 2008, 21,452,304 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

NOVAMERICAN STEEL INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share and per share data)

	May 31, 2008	November 24, 2007
	(unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	12,446	19,638
Trade accounts receivable, net of allowance $1,406 at May 31, 2008 and $896 at November 24, 2007	130,300	111,546
Income taxes receivable	863	2,822
Inventories (Note 7)	147,558	149,894
Prepaid expenses and other assets	10,403	1,666
Deferred income taxes	4,868	7,130
	306,438	292,696
Investment in a joint venture	2,392	1,999
Property, plant and equipment, net of accumulated depreciation $7,461 at May 31, 2008 and $406 at November 24, 2007	149,414	150,436
Goodwill	151,153	149,360
Intangibles	64,161	68,431
Deferred financing charges	13,877	14,998
Other assets	57	257
Deferred income taxes	-	43
	687,492	678,220
LIABILITIES
Current liabilities
Trade accounts payable	68,478	64,350
Trade accounts payable to a joint venture (Note 12)	2,173	1,639
Accrued liabilities	47,816	35,079
Deferred income taxes	-	2,921
	118,467	103,989
Long-term debt (Note 8)	399,758	390,588
Deferred income taxes	54,861	58,588
Other long-term liabilities (Note 5)	3,816	3,410
	576,902	556,575

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 21,452,304 at May 31, 2008 and November 24, 2007	21	21
Additional paid-in capital	128,316	128,316
Accumulated deficit	(16,197)	(3,947)
Accumulated other comprehensive loss	(1,550)	(2,745)
	110,590	121,645
	687,492	678,220

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of U.S. dollars, except per share data)

	Three months ended		Six months ended
	May 31, 2008	June 30, 2007	May 31, 2008	June 30, 2007
	(unaudited)
	$	$	$	$
Net sales	241,336	-	436,965	-
Cost of sales	192,048	-	359,948	-
Gross margin	49,288	-	77,017	-
Operating expenses
Plant	14,233	-	26,978	-
Delivery	8,307	-	14,489	-
Selling	3,786	-	7,113	-
Administrative and general	11,000	-	18,396	-
Amortization of intangibles	2,077	-	4,005	-
Restructuring costs (Note 14)	4,913	-	4,913	-
Formation and operating costs	-	468	-	580
	44,316	468	75,894	580
Operating income (loss)	4,972	(468)	1,123	(580)

Interest expense	11,457	-	22,229	4
Interest income	(120)	(1,913)	(301)	(2,337)
Share in income of a joint venture	(304)	-	(390)	-
	11,033	(1,913)	21,538	(2,333)
Income (loss) before income taxes	(6,061)	1,445	(20,415)	1,753
Income taxes (Note 5)	(1,700)	513	(8,165)	636
Net income (loss)	(4,361)	932	(12,250)	1,117

Net income (loss) per share (Note 6)
Basic	(0.20)	0.04	(0.57)	0.07
Diluted	(0.20)	0.03	(0.57)	0.06

Comprehensive income (loss)
Net income (loss)	(4,361)	932	(12,250)	1,117
Changes in cumulative translation adjustment	2,201	-	1,195	-
	(2,160)	932	(11,055)	1,117

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

(In thousands of U.S. dollars, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number	Amount
		$	$	$	$	$
Balance at November 24, 2007	21,452,304	21	128,316	(3,947)	(2,745)	121,645
Net loss				(12,250)		(12,250)
Changes in cumulative translation adjustment					1,195	1,195
Balance at May 31, 2008	21,452,304	21	128,316	(16,197)	(1,550)	110,590

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six months ended
	May 31, 2008	June 30, 2007
	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(12,250)	1,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	7,195	3
Amortization	5,126	-
Deferred income taxes	(5,500)	-
Gain on disposal of property, plant and equipment	(81)	-
Share in income of a joint venture	(390)	-
Restructuring costs	4,913
Changes in working capital items
Trade accounts receivable	(19,098)	-
Income taxes receivable	1,931	-
Inventories	1,914	-
Prepaid expenses and other assets	(8,702)	(157)
Accounts payable and accrued liabilities	10,644	554
Restructuring payments	(1,041)	-
Other assets	427	(48)
Net cash (used in) provided by operating activities	(14,912)	1,469

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to trust	-	(143,700)
Increase in investments in trust	-	(2,289)
Increase in investments in escrow	-	(1,250)
Proceeds from disposal of property, plant and equipment	134	-
Increase in acquisition	-	(84)
Additions to property, plant and equipment	(4,466)	(29)
Net cash used in investing activities	(4,332)	(147,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering – common stock and warrants	-	150,000
Gross proceeds from private placements – warrants	-	4,750
Payment of offering costs	-	(6,180)
Proceeds from revolving credit facility	28,249	-
Repayments of revolving credit facility	(16,431)	-
Repayment of note payable to a related party	-	(500)
Refund of deposit	200	-
Net cash provided by financing activities	12,018	148,070
Effect of exchange rate changes on cash and cash equivalents	34	-

Net (decrease) increase in cash and cash equivalents	(7,192)	2,187
Cash and cash equivalents, beginning of period	19,638	262
Cash and cash equivalents, end of period	12,446	2,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accrued acquisition costs	-	1,123
Interest paid	20,723	17
Income taxes paid	2,751	-

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

1 - INTERIM FINANCIAL PRESENTATION

The accompanying interim financial statements of Novamerican Steel Inc. (“Novamerican,” the “Company” or the “Successor”) should be read in conjunction with the financial statements for the period January 1, 2007 to November 24, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended November 24, 2007, and Quarterly Report on Form 10-Q for the fiscal period ended February 23, 2008. The November 24, 2007 amounts were derived from the Company’s audited financial statements. The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of financial position, results of operations and cash flows for the periods presented. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements.

Certain amounts in the Consolidated Financial Statements for the three and six months ended June 30, 2007 have been reclassified to conform with current period presentation.

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

Following completion of the Acquisition on November 15, 2007, Acquired Company became a wholly-owned indirect subsidiary of Symmetry. On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. and changed Acquired Company’s name to Novamerican Steel Canada Inc. On December 7, 2007, the Company’s Board of Directors approved the change of the Company’s fiscal year end from December 31 to the last Saturday of November.

3 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Fiscal period

On December 7, 2007, the Company changed its fiscal year end from December 31, to the last Saturday of November. Therefore, the Company’s current and future interim quarterly financial statements will be reported on a fiscal year basis with each three month period ending on the last Saturday of February, May and August, respectively. The Company previously reported its financial results on the basis of calendar quarterly periods ending March 31, June 30 and September 30, 2007. As there were no operating activities of Symmetry prior to the Acquisition of Acquired Company on November 15, 2007, the prior year’s financial statements used for comparative purposes are the historical periods of Symmetry previously filed with the Securities and Exchange Commission.

Basis of consolidation

The consolidated financial statements for the three and six months ended June 30, 2007 include only the financial results of Symmetry. The financial statements for the three and six months ended May 31, 2008 include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc. and Novamerican Steel U.S. Inc. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Transactions concluded in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at quarter end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive income. Gains amounted to $247,100 and $514,800 in the three and six months ended May 31, 2008, respectively and zero in the three and six months ended June 30, 2007.

Restructuring and Other Charges

In April 2008, Novamerican announced a restructuring plan to close its Cambridge, Ontario facility and implement organizational changes, especially in the replenishment, processing, distribution and sales processes. As a result of this plan, the Company has recorded restructuring charges comprised principally of severance and associated employee termination costs related to the reduction of its workforce, plant closure, and contract termination costs related to facility lease obligations. These activities have been accounted for primarily in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized at the cease use date. See Note 14 for further information.

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

Current and Pending Accounting Changes

Current

Fair Value Measurements

Effective November 25, 2007, the Company adopted SFAS No. 157, Fair Value Measurements, only for its financial assets and liabilities required or permitted to be stated or disclosed at fair value. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of May 31, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the six months ended May 31, 2008. The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

Also effective November 25, 2007, the Company adopted SFAS No. 159,Fair Value Option for Financial Assets and Financial Liabilities. This statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. Additionally, the statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. Currently, the Company has not elected to treat any of its financial assets or liabilities under the fair value option.

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

In December 2007, the FASB issued SFAS No. 141(R),Business Combinations. This statement replaces SFAS No. 141,Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning November 29, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after November 29, 2009.

In December 2007, the FASB issued SFAS No. 160,Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 29, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities. This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company’s fiscal year beginning November 30, 2008. The Company has not yet determined the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

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

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(unaudited)	(unaudited)
	$	$
Net sales	212,447	399,637
Net income (loss)	1,552	(1,632)
Income (loss) per share – Basic	0.07	(0.08)
Income (loss) per share – Diluted	0.07	(0.08)

5 - INCOME TAXES

Provision for income taxes was a benefit of $1,700,000 and $8,165,000 for the three and six months ended May 31, 2008, respectively. The provision for income taxes was a charge of $513,000 and $636,000 for the three and six months ended June 30, 2007, respectively.

The effective income tax rates were approximately 28% and 40% for the three and six months ended May 31, 2008, respectively. The effective income tax rates were approximately 36% for the three and six months ended June 30, 2007.

Income taxes for the three and six months ended May 31, 2008 and June 30, 2007 reflect an estimated annual effective income tax rate of approximately 36% and 40%, respectively. The effective income tax rate for the three months ended May 31, 2008 is lower than the estimated rate due to additional tax expense of $500,000 resulting from adjusting certain original estimates to actual from filing the fiscal 2007 Canadian tax returns. The effective income tax rate for the six months ended May 31, 2008 is higher than the estimated rate by approximately $800,000 in net income tax benefit. The benefit is comprised of a $1,300,000 benefit from a statutory rate reduction in Canada, partially offset by the additional $500,000 in tax expenses resulting from the filing of the fiscal 2007 Canadian tax returns.

Management is required to estimate the annual effective tax rate based upon its estimate of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the estimated rate for the six months ended May 31, 2008.

The Company accrues interest and penalties associated with tax liabilities in income tax expense in the Consolidated Statements of Operations and in other long term liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the three and six months ended May 31, 2008 was $51,000 and $73,000, respectively. The corresponding liabilities in the Consolidated Balance Sheets were $3,462,000 at May 31, 2008 and $3,410,000 at November 24, 2007.

6 - EARNINGS (LOSS) PER SHARE

The basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period.

The diluted loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period, plus the effects of dilutive warrants. The diluted loss per share is computed using the treasury method, which assumes that all warrants are exercised at the beginning of the period and that the funds obtained are used to purchase common stock of the Company at the average trading price of the common stock during the period. As a result of the net loss reported for the six months ended May 31, 2008, 25,579,069 of potential common shares underlying dilutive securities have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

6 - EARNINGS (LOSS) PER SHARE (Continued)

The following table provides the reconciliation between basic and diluted income (loss) per share:

	Three months ended		Six months ended
	May 31, 2008	June 30, 2007	May 31, 2008	June 30, 2007
	$	$	$	$
Net income (loss)	(4,361)	932	(12,250)	1,117

Weighted average number of common stock outstanding	21,452,304	23,437,500	21,452,304	16,186,119
Effect of dilutive warrants	-	5,928,201	-	3,674,852
Weighted average number of diluted common stock outstanding	21,452,304	29,365,701	21,452,304	19,860,971

Net income (loss) per share
Basic	(0.20)	0.04	(0.57)	0.07
Diluted	(0.20)	0.03	(0.57)	0.06

7 - INVENTORIES

The following summarizes the Company’s inventories:

	May 31, 2008	November 24, 2007
	$	$
Raw materials	86,638	82,095
Finished goods	60,920	67,799
	147,558	149,894

8 - LONG-TERM DEBT

The following summarizes the Company’s long-term debt:

	Maturity	May 31, 2008	November 24, 2007
		$	$
ABL Credit Facility	2012	84,758	75,588
11.5% Senior Secured Notes	2015	315,000	315,000
		399,758	390,588

For the three and six months ended May 31, 2008, the weighted-average interest rate on the amounts outstanding under the ABL Credit Facility were 5.80% and 6.17%, respectively.

As of May 31, 2008, the aggregate borrowing base was $167,504,000 (including the $15,000,000 availability block), of which $1,883,000 was utilized for letter of credit obligations and approximately $84,758,000 was outstanding under the ABL Credit Facility. At May 31, 2008, approximately $80,863,000 was available for future borrowings.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

9 - INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated an initial public offering of 18,750,000 units at an offering price of $8.00. Each unit consisted of one share of common stock and one warrant (“public warrants”). There were 18,750,000 public warrants outstanding at May 31, 2008. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on March 7, 2008. The public warrants expire on March 7, 2011. The Company may redeem the outstanding public warrants, as well as the warrants that were issued in the private placement (as described in Note 10), in whole, but not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption. The Company paid the underwriters of the initial public offering fees equal to $10,389,737, including expenses, or 7.0% of the gross proceeds (net of amount reduced for conversion). On December 31, 2007, the Company’s securities began trading on NASDAQ under the symbols TONS for the common stock and TONSW for the warrants. The Company’s units ceased to trade as a separate class of securities and all outstanding units were separated into common stock and warrants.

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

To further fund the Company’s working capital requirements, the Company’s Chairman purchased on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000 or $1.27 per warrant, being the volume weighted average price for the 20 trading days prior to the placement. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.

11 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

	Three months ended		Six months ended
	May 31, 2008	June 30, 2007	May 31, 2008	June 30, 2007
	$			$
Processing revenue from a joint venture	103	-	136	-
Processing charges paid to a joint venture	1,262	-	2,097	-
Repayment in full of note plus interest charges to a director and a principal stockholder	-	-	-	517
Consulting fees paid to an entity owned by an officer and director	628	75	922	75
Legal fees paid to a firm of which a director is a partner	247	90	1,888	500

At May 31, 2008, the company had an accrued liability for $383,900 for legal fees.

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

Condensed financial information of the joint venture is summarized below:

	Three months ended May 31, 2008	Six months ended May 31, 2008
	$	$
Operations
Net sales	1,671	2,716
Operating income	443	585

At May 31, 2008, the Company had a trade accounts payable to Delta Tube in the amount of $2,173,000 relating to processing services.

13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

On November 15, 2007, Novamerican Steel Finco Inc. (“Issuer”), a direct, wholly-owned subsidiary of Novamerican Steel Holdings Inc. (“Novamerican Holdings”), issued senior secured notes in an aggregate principal amount of $315,000,000. Interest on the notes accrues at the rate of 11.5% per annum. The senior secured notes mature on November 15, 2015. Novamerican Holdings is a direct, 100% owned subsidiary of Novamerican Steel Inc. (“Parent” or the “Company”). The notes are guaranteed on a senior secured basis by Parent, Novamerican Holdings and by the following 100% owned direct and indirect subsidiaries of Issuer: Novamerican Steel U.S. Inc. (“Novamerican U.S.”), American Steel and Aluminum Corporation, Nova Tube and Steel, Inc., Novamerican Tube Holdings, Inc. and Nova Tube Indiana, LLC (collectively the “U.S. Guarantor Subsidiaries”). All of the guarantees are full, unconditional, joint and several. The non-guarantor subsidiaries include all direct and indirect foreign subsidiaries of Issuer (collectively the “Non-Guarantor Subsidiaries”).

The Company accounted for the Acquisition as a purchase and the purchase price was allocated to all tangible and intangible assets based upon a preliminary valuation of their respective fair values. The preliminary valuation analysis included analyses of historical operating results of the Company, research of the industry in which the Company operates, benchmarking data of prior merger and acquisition activity in the same general industry of the Company, research of publicly traded guideline companies and other economic and financial analyses, where applicable. The Company is in the process of obtaining third-party valuations for certain of these assets, including plant, property and equipment and certain intangibles. Accordingly, the allocation of the purchase price is subject to refinement.

The following tables contain condensed consolidating balance sheets at November 24, 2007 and May 31, 2008 and condensed consolidating statements of operations and cash flows for the six months ended June 30, 2007 and May 31, 2008 of Parent, Issuer, the U.S. Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

The condensed consolidating financial information for the three and six months ended June 30, 2007 include only the financial results of Symmetry. There were no subsidiaries during this time period and there was no debt outstanding that was guaranteed at June 30, 2007 or at any time during the three and six months ended June 30, 2007.

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

at November 24, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
ASSETS	$	$	$	$	$	$
Current Assets
Cash and cash equivalents	2,343	230	6,077	10,988	-	19,638
Trade accounts receivable, net	-	-	40,716	72,310	(1,480)	111,546
Income taxes receivable	(108)	-	1,177	1,753	-	2,822
Inventories	-	-	74,086	75,808	-	149,894
Prepaid expenses and other assets	138	-	1,101	427	-	1,666
Deferred income taxes	-	1,199	970	4,961	-	7,130
	2,373	1,429	124,127	166,247	(1,480)	292,696

Investment in subsidiaries	122,274	265,608	126,968	-	(514,850)	-
Investment in a joint venture	-	-	-	1,999	-	1,999
Property, plant and equipment, net	29	-	84,104	66,303	-	150,436
Advance to company(s) under common control	-	158,501	6,400	3,186	(168,087)	-
Goodwill	1,712	1,177	105,298	41,173	-	149,360
Intangibles	-	-	28,280	40,151	-	68,431
Deferred financing charges	-	14,998	-	-	-	14,998
Other assets	-	-	257	-	-	257
Deferred income taxes	-	-	-	43	-	43
	126,388	441,713	475,434	319,102	(684,417)	678,220

LIABILITIES
Current liabilities
Trade accounts payable and accrued liabilities	1,898	3,277	26,989	66,626	2,278	101,068
Deferred income taxes			2,562	359	-	2,921
	1,898	3,277	29,551	66,985	2,278	103,989

Long-term debt	-	315,000	-	75,588	-	390,588
Due to parent	101	1,162	33,429	133,395	(168,087)	-
Deferred income taxes	-	-	33,249	24,644	695	58,588
Other long-term liabilities	-	-	-	3,410	-	3,410
	1,999	319,439	96,229	304,022	(165,114)	556,575

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock	21	-	-	-	-	21
Additional paid-in capital	128,315	126,968	379,847	20,720	(527,534)	128,316
Retained earnings (deficit)	(3,947)	(4,694)	(642)	(2,895)	8,231	(3,947)
Accumulated other comprehensive loss:
Cumulative translation adjustment	-	-	-	(2,745)	-	(2,745)
	124,389	122,274	379,205	15,080	(519,303)	121,645

	126,388	441,713	475,434	319,102	(684,417)	678,220

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

at May 31, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
ASSETS	$	$	$	$	$	$
Current Assets
Cash and cash equivalents	25	531	2,993	8,897	-	12,446
Trade accounts receivable, net	35		49,686	83,747	(3,168)	130,300
Accrued interest	-	2,634	-		(2,634)	-
Income taxes receivable	-	-	-	863	-	863
Inventories	-	-	70,198	77,360	-	147,558
Prepaid expenses and other assets	1,354	7,049	(1,829)	3,829	-	10,403
Deferred income taxes	-	-	632	4,236	-	4,868
	1,414	10,214	121,680	178,932	(5,802)	306,438

Investment in subsidiaries	110,322	263,726	126,968	-	(501,016)	-
Investment in a joint venture	-	-	-	2,392	-	2,392
Property, plant and equipment	23	-	87,108	62,283	-	149,414
Advance to company(s) under common control	-	159,976	18,799	-	(178,775)	-
Goodwill	1,712	1,177	105,922	42,342	-	151,153
Intangibles	-	-	27,057	37,104	-	64,161
Deferred financing charges	-	13,877	-	-	-	13,877
Other assets	-	-	57	-	-	57
	113,471	448,970	487,591	323,053	(685,593)	687,492

LIABILITIES
Current liabilities
Trade accounts payable and accrued liabilities	18	2,307	39,901	75,109	(1,132)	118,467
	18	2,307	39,901	75,109	(1,132)	118,467

Long-term debt	-	330,300	-	69,458	-	399,758
Due to parent	767	7,239	34,875	138,382	(181,263)	-
Deferred income taxes	547	(1,199)	32,218	23,295	-	54,861
Other long-term liabilities	-	-	124	3,692	-	3,816
	1,332	338,647	107,118	309,936	(180,131)	576,902

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock	21	-	-	-	-	21
Additional paid-in capital	128,315	126,968	379,847	20,720	(527,534)	128,316
Retained earnings (deficit)	(16,197)	(16,645)	626	(6,053)	22,072	(16,197)
Accumulated other comprehensive loss:
Cumulative translation adjustment	-	-	-	(1,550)	-	(1,550)
	112,139	110,323	380,473	13,117	(505,462)	110,590

	113,471	448,970	487,591	323,053	(685,593)	687,492

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three months ended June 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation / Eliminations	Consolidated
	$	$	$	$	$	$
Operating expenses
Formation and operating costs	468	–	–	–	–	468
	468	–	–	–	–	468
Operating loss	(468)	–	–	–	–	(468)

Interest income	1,913	–	–	–	–	1,913
Income before income taxes	1,445	–	–	–	–	1,445
Income taxes	513	–	–	–	–	513
Net income	932	–	–	–	–	932

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended May 31, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
	$	$	$	$	$	$
Net sales	-	-	113,013	134,504	(6,181)	241,336
Cost of Sales	-	-	88,251	109,965	(6,168)	192,048
Gross margin	-	-	24,762	24,539	(13)	49,288

Plant	-	-	5,999	8,234	-	14,233
Delivery	-	-	4,037	4,270	-	8,307
Selling	-	-	2,321	1,465	-	3,786
Administrative and general	48	542	4,784	5,626	-	11,000
Amortization of intangible	-	-	634	1,443	-	2,077
Restructuring costs	-	-	456	4,457	-	4,913
	48	542	18,231	25,495	-	44,316
						-
Operating income (loss)	(48)	(542)	6,531	(956)	(13)	4,972
Interest expense		10,438	453	1,914	(1,348)	11,457
Interest income	(1)	(1,349)	(20)	(98)	1,348	(120)
Share in income of a joint venture	-	-	-	(304)	-	(304)
	(1)	9,089	433	1,512	-	11,033
Income (loss) before income taxes	(47)	(9,631)	6,098	(2,468)	(13)	(6,061)
Income taxes	(19)	(3,966)	2,725	(48)	(392)	(1,700)
Equity in the earnings of subsidiaries, net of tax	(4,333)	1,332	-	-	3,001	-
Net income (loss)	(4,361)	(4,333)	3,373	(2,420)	3,380	(4,361)

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Six months ended June 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
	$	$	$	$	$	$
Operating expenses
Formation and operating costs	580	–	–	–	–	580
	580	–	–	–	–	580
Operating loss	(580)	–	–	–	–	(580)

Interest expense	4					4
Interest income	(2,337)	–	–	–	–	(2,337)
Income before income taxes	1,753	–	–	–	–	1,753
Income taxes	636	–	–	–	–	636
Net income	1,117	–	–	–	–	1,117

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Six Months Ended May 31, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
	$	$	$	$	$	$
Net sales	-	-	193,365	252,404	(8,804)	436,965
Cost of Sales	-	-	158,269	210,489	(8,810)	359,948
Gross margin	-	-	35,096	41,915	6	77,017

Plant	-	-	11,066	15,912	-	26,978
Delivery	-	-	7,007	7,482	-	14,489
Selling	-	-	4,333	2,780	-	7,113
Administrative and general	510	632	7,684	9,570	-	18,396
Amortization of intangible	-	-	1,223	2,782	-	4,005
Restructuring costs	-	-	456	4,457	-	4,913
Operating expenses	510	632	31,769	42,983		75,894

Operating income (loss)	(510)	(632)	3,327	(1,068)	6	1,123
Interest expense	-	20,034	871	4,823	(3,499)	22,229
Interest income	(8)	(3,550)	(84)	(158)	3,499	(301)
Share in income of a joint venture	-	-	-	(390)	-	(390)
	(8)	16,484	787	4,275	-	21,538
Income (loss) before income taxes	(502)	(17,116)	2,540	(5,343)	6	(20,415)
Income taxes	(204)	(7,048)	1,272	(2,185)	-	(8,165)
Equity in the earnings of subsidiaries, net of tax	(11,952)	(1,884)	-	-	13,836	-
Net income (loss)	(12,250)	(11,952)	1,268	(3,158)	13,842	(12,250)

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
	$	$	$	$	$	$
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,469	-	-	-	-	1,469

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to trust	(143,700)	-	-	-	-	(143,700)
Increase in investments in trust	(2,289)	-	-	-	-	(2,289)
Increase in investments in escrow	(1,250)	-	-	-	-	(1,250)
Increase in acquisition	(84)	-	-	-	-	(84)
Additions to property, plant and equipment	(29)	-	-	-	-	(29)
Net cash used in investing activities	(147,352)	-	-	-	-	(147,352)

CASH FLOWS FROM FINANCING ACTIVITIES	-					-
Gross proceeds from public offering – common stock and warrants	150,000	-	-	-	-	150,000
Gross proceeds from private offering –warrants	4,750	-	-	-	-	4,750
Payment of offering costs	(6,180)	-	-	-	-	(6,180)
Repayment of note payable to a related party	(500)					(500)
Net cash provided by financing activities	148,070	-	-	-	-	148,070

Net increase in cash and cash equivalents	2,187	-	-	-	-	2,187

Cash and cash equivalents at beginning of period	262	-	-	-	-	262
Cash and cash equivalents at end of period	2,449	-	-	-	-	2,449

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

Novamerican Steel Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended May 31, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation / Eliminations	Consolidated
	$	$	$	$	$	$
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,984)	(19,600)	11,147	(3,475)	-	(14,912)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposal of property, plant and equipment	-	-	-	134	-	134
Additions to property, plant and equipment	-	-	(3,479)	(987)	-	(4,466)
Net cash used in investing activities	-	-	(3,479)	(853)	-	(4,332)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	-	15,300	-	12,949	-	28,249
Repayments of revolving credit facility	-	-	-	(16,431)	-	(16,431)
Refund of deposit	-	-	200	-	-	200
Advances to / from parent subsidiaries	666	4,601	(10,952)	5,685	-	-
Net cash provided by (used in) financing activities	666	19,901	(10,752)	2,203	-	12,018

Effect of exchange rate changes on cash and cash equivalents	-	-	-	34	-	34
Net increase (decrease) in cash and cash equivalents	(2,318)	301	(3,084)	(2,091)	-	(7,192)
Cash and cash equivalents, beginning of period	2,343	230	6,077	10,988	-	19,638
Cash and cash equivalents, end of period	25	531	2,993	8,897	-	12,446

14 - RESTRUCTURING CHARGES

In April 2008, the Company announced a limited restructuring program associated with the closure of the Cambridge, Ontario facility and the implementation of organizational changes, especially in the replenishment, processing, distribution and sales processes. The program will result in the termination of certain employees, the possible relocation or reassignment of other employees and other exit costs associated with the closure of the Cambridge facility.

For the period ended May 31, 2008, the Company recognized a restructuring charge of $4,913,000 relating to this program. The charge is included in the line item “Restructuring costs” in the accompanying Consolidated Statement of Operations.

The following table summarizes the components of the restructuring charge for the period ended May 31, 2008:

Severance, payroll and other related costs (1)	$4,592
Lease termination obligations and related costs (2)	261
Other exit costs (3)	60
Total restructuring charge	$4,913

Novamerican Steel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

(Unaudited)

14 - RESTRUCTURING CHARGES (continued)

(1)	Represents severance for 62 employees; 52 employees related to the Cambridge plant closing and an additional 10 management personnel.
(2)

Represents the remaining fair value of lease obligations for the Cambridge facility, as determined at the cease-use date of the facility, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease term, which ends in fiscal year 2009. Projected sublease income is based on management's estimates, which are subject to change.

(3)	Consists primarily of cost to relocate inventory from the Cambridge facility to other facilities.

The Company currently expects to complete the program in the fourth fiscal quarter of 2008 and expects to incur approximately $3 million in additional restructuring costs consisting primarily of severance costs for about 60 employees.

The following table summarizes the liability related to the 2008 restructuring program:

	Balance at November 24, 2007	Charges	Payments	Other	Balance at May 31, 2008
Severance, payroll and other related costs	$—	$4,592	$(1,041)	$—	$3,551
Lease termination obligations and related	—	261	—	—	261
Other facility exit costs	—	60	—	—	60
Foreign exchange	—	—	—	(48)	(48)
Total	$—	$4,913	$(1,041)	$(48)	$3,824

The Company also accelerated depreciation expense on property, plant and equipment at the Cambridge facility in the amount of $518,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

U.S. steel service center hot-rolled inventories remained at historically low levels through May of 2008, just under a seasonally adjusted average of approximately three months on hand. We believe that underlying consumption in the U.S. and Canada has weakened from the already sluggish pace of the past year, with a particularly weak automotive outlook. In the U.S., the automotive, residential construction and related sectors are in a recessionary-like environment and have been over the last 12 months, somewhat offset by strengthening export activity. Canadian manufacturing, including automotive, has also experienced shrinkage. The continued strength of the Canadian dollar versus the U.S. dollar has continued placing pressure on our Canadian customers that export into the U.S. Globally, stronger demand and pricing in markets outside of North America, as well as the weaker U.S. currency, has kept most imports for our market subdued since mid-2007. The combination of low imports into both the U.S. and Canada from other jurisdictions and relatively lower service center inventory levels tightened North American supply and, when combined with higher raw material costs for our suppliers, has resulted in continued higher prices from steel mills during 2008.

Flat rolled carbon steel sheet prices appear to have continued their upward trend into June 2008, although price gains in June appear more disparate among the steel mills and appear relatively weaker than prior increases during this upward pricing cycle. North American steel suppliers have pushed prices for hot rolled coil to about $1,100 per ton, with world spot export market prices as high as about $1,175 per ton. While cost increases may have prompted these increases, we believe tight supply is enabling their success and low inventory levels may result in sustaining these increases, at least through the summer of 2008. The outlook for the U.S. dollar, freight rates and other world steel sheet markets indicate that import pressures are unlikely to increase rapidly, providing for a potentially longer period of higher prices. While these prices may not yet have peaked, we anticipate they may peak in the third quarter of 2008. Our pricing remained soft through January until the increases from the mills became substantively realized in the marketplace and we began experiencing price increases. We experienced price increases through May 2008, mainly in our structural tubing, steel sheet and distribution channels. Although our ability to raise prices depends on multiple market factors, we have been successfully passing along price increases of steel on a timely basis. Our profitability typically expands during inclining price cycles and contracts during declining price cycles.

We experienced a pick-up in demand in our structural tubing and distributed products through the second fiscal quarter, somewhat offset by weaker automotive and southeastern Canadian manufacturing. In addition, the labor strike at American Axle and Manufacturing Holdings Inc., which commenced in February 2008, weakened an already weak automotive sector reducing our anticipated shipments in the quarter by over 38,000 tons. Higher gasoline prices have further dampened our demand outlook for steel sheet and tubular products used in large truck and SUV vehicles.

We expect our volumes in the third fiscal quarter of 2008 to be comparable with the second fiscal quarter of 2008, including continued strong demand from our distribution and structural tubing customers. Our automotive business is seasonally weaker in the third fiscal quarter than in the second fiscal quarter and certain of our customers have already announced extended summer shutdowns. This relative weakness will be somewhat offset by the resolution of the strike at American Axle and its impact on General Motors Corporation. Overall, our 2008 third fiscal quarter is expected to result in comparable revenue, higher cost of steel, lower operating expenses and comparable operating profit when compared to our 2008 second fiscal quarter. Cash flows from operations, however, will be stronger, resulting primarily from higher sources of cash from earnings and working capital and seasonally lower uses for interest payments.

We have finalized, scheduled and commenced our project plans for implementing our operating methodology at Novamerican Steel Inc. (“Novamerican,” the “Company” or the “Successor”), effectively operating it as one system versus 21 separate facilities, and believe that during 2008 we will (a) enable the system to operate at much faster cycle times, enabling practical capacity of approximately 2.5 million tons per annum and maximizing the throughput from the sale of such capacity, (b) experience a permanent cash inventory reduction of at least $60.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing, distribution and sales processes. This includes the closure of our Cambridge, Ontario processing facility, which was completed in May 2008, as we effectively consolidated the activities of that facility with our Stoney Creek processing center located in Hamilton, Ontario. These organizational changes and the closing of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We incurred approximately $1.0 million in the 2008 second fiscal quarter for operating expenses associated with hiring, training and development required for these changes and certain other redundant organizational expenses resulting from increasing certain resources in advance of other reductions. We recorded a restructuring charge of approximately $4.9 million and incurred approximately $1.0 million in restructuring cash payments in the second fiscal quarter of 2008. We anticipate incurring additional restructuring charges of approximately $3.0 million in the third fiscal quarter of 2008. The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control, sales, marketing and human resources. These organizational changes will enhance the magnitude of our cycle time improvements and resultant inventory reductions. The cost of these resources is included in our estimated net operating expense reductions.

Results of Operations

Three Months Ended May 31, 2008 as compared to Three Months Ended June 30, 2007

The consolidated financial statements for the three months ended June 30, 2007 (the “second fiscal quarter of 2007”) include only the financial results of Symmetry Holdings Inc. (“Symmetry”). The financial statements for the three months ended May 31, 2008 (the “second fiscal quarter of 2008”) include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc. (including the former Novamerican Steel Inc. (“Acquired Company” or the “Predecessor”)), and Novamerican Steel U.S. Inc. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The second fiscal quarter of 2008 included 14 weeks of operations, whereas the second fiscal quarter of 2007 included 13 weeks.

In the second fiscal quarter of 2008, net sales increased to $241.3 million. Total tons directly sold and toll processed were 401,300. Direct sales tons were 232,400 while toll processing tons were 168,900. Both toll processing tons and direct sales tons were negatively impacted by a weaker automotive sector, including the negative impact of the American Axle strike on General Motors Corporation. Our total tons sold to General Motors were down over 38,000 versus expectation in February before the strike was initiated. In the second fiscal quarter of 2007, both net sales and tons directly sold and processed were nil.

Cost of sales was $192.0 million, or 79.6% of net sales, for the second fiscal quarter of 2008.

Gross margin was $49.3 million, or 20.4% of net sales, for the second fiscal quarter of 2008, primarily from higher average selling prices relative to cost of steel sold.

Operating expenses were $44.3 million for the second fiscal quarter of 2008, an increase of $43.8 million from the second fiscal quarter of 2007. For the second fiscal quarter of 2008, operating expenses included $14.2 million, or 5.9% of net sales, in plant expenses, $8.3 million, or 3.4% of net sales, for delivery, $3.8 million, or 1.6% of net sales, for selling expenses, and $11.0 million, or 4.6% of net sales, in general and administrative expenses. Operating expenses also included a restructuring charge of $4.9 million, or 2.0% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Plant operating expenses included approximately $0.9 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. General and administrative expenses included $1.0 million for training and development during the quarter for more than 100 employees associated with the Decalogue™ implementation. Operating expenses also included $2.1 million of amortization associated with the purchase price allocation to intangible assets other than goodwill. The impact of an extra week in the second fiscal quarter of 2008 as compared to the second fiscal quarter of 2007 was an increase of $2.5 million. Excluding the additional depreciation, amortization, training and restructuring charge, and after adjusting for the extra week in the quarter, operating expenses would have been $32.4 million. For the second fiscal quarter of 2007, operating expenses included formation and operating costs of Symmetry.

In the second fiscal quarter of 2008, interest income was $0.1 million while interest expense was $11.5 million. Interest expense on the Senior Secured Notes and the ABL Credit Facility was $9.8 million and $1.1 million, respectively, for the second fiscal quarter of 2008. The average balance of debt outstanding on the ABL Credit Facility for the second fiscal quarter was $69.9 million with an average interest rate of 5.80%. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%. The remaining $0.5 million of interest expense primarily represented the amortization of deferred financing charges. In the second fiscal quarter of 2007, the Company recorded interest income of $1.9 million, substantially all of which was earned on offering proceeds held in trust from March 31, 2007 through June 30, 2007.

Loss before income taxes in the second fiscal quarter of 2008 was $6.1 million, as compared to income before taxes in the second fiscal quarter of 2007 of $1.4 million. The loss includes $4.9 million for the restructuring charge, $2.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $1.4 million higher depreciation associated with the purchase price allocation and accelerated depreciation associated with the closure of the Cambridge facility.

Income taxes were a benefit of $1.7 million and expense of $0.5 million for the second fiscal quarter of 2008 and the second fiscal quarter of 2007, respectively, and reflect an estimated effective income tax rate of approximately 28% and 36%, respectively. The effective income tax rate for the three months ended May 31, 2008 is lower than the estimated rate due to additional tax expense of $0.5 million resulting from adjusting certain original estimates to actual from filing the fiscal 2007 Canadian tax returns.

Net loss was $4.4 million in the second fiscal quarter of 2008, or net loss of $0.20 per basic and diluted share outstanding, as compared to net income of $0.9 million in the second fiscal quarter of 2007, or a net income of $0.04 per basic and $0.03 per diluted share outstanding.

Three Month Pro Forma Financial Statements

This Report includes unaudited pro forma condensed consolidated financial information that combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to May 26, 2007 and for Novamerican Steel for the period from January 1, 2007 to June 30, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007. The consolidated financial statements of Acquired Company, also known as the Predecessor, for the three and six months ended May 26, 2007 are included in exhibit 99.1 to this filing.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Fiscal Three Months Ended June 30, 2007

	Novamerican 6/30/07	Acquired Company 5/26/07	Pro Forma Adjustments	Pro Forma Combined	Notes
	$	$	$	$
Net sales	-	212,447	-	212,447
Cost of sales	-	170,972	-	170,972
Gross margin	-	41,475	-	41,475
Operating expenses
Plant	-	10,710	622	11,332	(1)
Delivery	-	6,356	-	6,356
Selling	-	3,621	-	3,621
Formation and operating costs	468	-	-	468
Amortization of intangibles	-	-	1,996	1,996	(1)
Administrative and general	-	6,316	(1,725)	4,591	(2)
	468	27,003	893	28,364

Operating income (loss)	(468)	14,472	(893)	13,111

Interest income, net	(1,913)	-	1,913	-	(3)
Interest expense, net	-	(417)	11,304	10,887	(4)
Share in income of joint venture	-	(92)	-	(92)
	(1,913)	(509)	13,217	10,795

Income before income taxes	1,445	14,981	(14,110)	2,316
Income taxes	513	4,905	(4,654)	764	(5)

Net income	932	10,076	(9,456)	1,552

Net income	932	10,076	(9,456)	1,552
Interest expense (income)	(1,913)	(417)	13,217	10,887
Depreciation and amortization	3	2,648	2,221	4,872
Income tax	513	4,905	(4,654)	764
EBITDA	(465)	17,212	1,328	18,075

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

Administrative and general expenses—compensation	$(1,500)
Administrative and general expenses—Novamerican projected costs	500
Administrative and general expenses—operating expenses for assets sold, net	(529)

Administrative and general expenses—Novamerican incurred transaction costs (not capitalized)	(196)
Total	$(1,725)

Note 3

To eliminate interest income earned on cash accounts and the Symmetry Trust Account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$1,913
Total	$1,913

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

Interest expense—ABL Credit Facility	$1,209
ABL Credit Facility fee	81
Interest expense—Senior Secured Notes	9,056
Financing fees	541
Interest income, net—historical Acquired Company	417
Total	$11,304

Note 5

To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the three months ended May 26, 2007.

Interest income	$(4,654)
Total	$(4,654)

Company's Actual three months ended May 31, 2008 compared to Pro Forma three months ended June 30, 2007

In the second fiscal quarter of 2008, net sales increased by $28.9 million, or 13.6% to $241.3 million, compared with $212.4 million in the pro forma second fiscal quarter of 2007. The impact of exchange rates on sales was an increase of $15.8 million. Excluding the impact of exchange rates, net sales would have increased by $13.1 million, or 6.1%, compared with the pro forma second fiscal quarter of 2007. Increased sales were primarily driven by higher structural tube volumes and prices and higher sheet volumes, somewhat offset by lower automotive sheet and tubular products, including the impact of the American Axle strike on General Motors Corporation.

Total tons directly sold and toll processed increased by 2.4% to 401,300 tons in the second fiscal quarter of 2008 from 391,900 tons for the pro forma second fiscal quarter of 2007. Total tons in the second fiscal quarter of 2008 included 232,400 tons from direct sales and 168,900 tons from toll processing. Direct sale tons increased by 2.5% to 232,400 tons in the second fiscal quarter of 2008 from 226,700 tons for the pro forma second fiscal quarter of 2007. The increase in direct sale tons resulted from higher structural tube and distribution shipments, somewhat offset by lower automotive sheet and tubular products, including the impact of the American Axle strike on General Motors. Toll processed tons increased by 2.2% to 168,900 tons in the second fiscal quarter of 2008 from 165,200 tons for the pro forma second fiscal quarter of 2007. The increase in tons toll processed in the second fiscal quarter of 2008 was primarily driven by increased market share with certain major customers, somewhat offset by weaker processing for steel mills and processing centers primarily resulting from weaker Canadian automotive and manufacturing sectors.

Gross margin increased to $49.3 million from $41.5 million, or to 20.4% from 19.5% as a percentage of net sales, in the second fiscal quarter of 2008 as compared to the pro forma second fiscal quarter of 2007, primarily from higher average selling prices relative to cost of steel sold. The impact of exchange rates on gross margin was an increase of $2.8 million. Excluding the impact of exchange rates, gross margin would have increased by $5.0 million to $46.5 million, or 20.6% as a percentage of net sales.

Operating expenses increased by $15.9 million or 56.2%, and increased to 18.4% from 13.4% as a percentage of net sales, for the second fiscal quarter of 2008 as compared to the pro forma second fiscal quarter of 2007. The increase was primarily attributed to plant operating expenses of $14.2 million, or 5.9% of net sales, as compared to $11.3 million, or 5.3% of net sales and general and administrative expenses of $11.0 million, or 4.6% of net sales, as compared to $4.6 million, or 2.2% of net sales. Operating expenses also included a restructuring charge of $4.9 million, or 2.0% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Plant operating expenses included approximately $0.5 million for accelerated depreciation on assets at our Cambridge facility. General and administrative expenses included $1.0 million for training and development during the quarter for more than 100 employees associated with the Decalogue™ implementation. General and administrative expenses increased by $1.4 million in bad debt expense resulting primarily from a change in estimate in the pro forma second fiscal quarter of 2007. The impact of exchange rates on operating expenses was an increase of $2.2 million. The impact of an extra week in the second fiscal quarter of 2008 as compared to the pro forma second fiscal quarter of 2007 on total operating expenses was an increase of $2.5 million. Excluding the impact of exchange rates, the additional depreciation, training and development expenses, the restructuring charge, and after adjusting for the extra week in the quarter, operating expenses would have increased by $4.8 million. Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma second fiscal quarter of 2007, of the following: $1.5 million in compensation for the former officers of Acquired Company, $0.5 million in operating costs associated with the assets disposed as part of the Acquisition, including the aircraft and $0.2 million for expenses associated with the Acquisition. The pro forma adjustments also include $0.5 million of ongoing costs for Novamerican’s principal executive officers.

In the second fiscal quarter of 2008, interest income was $0.1 million as compared to $0.4 million in the pro forma second fiscal quarter of 2007. Interest expense was $11.5 million, an increase of $0.5 million as compared to the pro forma second fiscal quarter of 2007. Interest expense on the Senior Secured Notes and ABL Credit Facility was $9.8 million and $1.1 million, respectively, for the second fiscal quarter of 2008 and $9.1 million and $1.3 million, respectively, for the pro forma second fiscal quarter of 2007. The remaining $0.5 million of interest expense primarily represents the amortization of deferred financing charges.

Loss before income taxes in the second fiscal quarter of 2008 was $6.1 million, as compared to income before taxes in the pro forma second fiscal quarter of 2007 of $2.3 million. The loss includes $4.9 million for the restructuring charge, $2.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $1.4 million higher depreciation associated with the purchase price allocation and accelerated depreciation associated with the closure of the Cambridge facility.

Income taxes were a benefit of $1.7 million and expense of $0.8 million for the second fiscal quarter of 2008 and the pro forma second fiscal quarter of 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 28% and 33%, respectively. The effective income tax rate for the three months ended May 31, 2008 is lower than the estimated rate due to additional tax expense of $0.5 million resulting from adjusting certain original estimates to actual from filing the fiscal 2007 Canadian tax returns.

Net loss was $4.4 million for the second fiscal quarter of 2008, or net loss of $0.20 per basic and diluted share outstanding as compared to net income of $1.6 million in the pro forma second fiscal quarter of 2007, or net income of $0.07 per basic and diluted share outstanding.

Six Months Ended May 31, 2008 as compared to Six Months Ended June 30, 2007

The consolidated financial statements for the six months ended June 30, 2007 (the “first two fiscal quarters of 2007”) include only the financial results of Symmetry. The financial statements for the six months ended May 31, 2008 (the “first two fiscal quarters of 2008”) include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc., and Novamerican Steel U.S. Inc.  All intercompany balances and transactions have been eliminated in the consolidated financial statements. The first two fiscal quarters of 2008 included 27 weeks of operations whereas the first two fiscal quarters of 2007 included 26 weeks.

In the first two fiscal quarters of 2008, net sales increased to $437.0million. Total tons directly sold and toll processed were 764,500. Direct sales tons were 431,300while toll processing tons were 333,200. In the first two fiscal quarters of 2007, both net sales and tons directly sold and processed were nil.

Cost of sales was $360.0 million, or 82.4% of net sales, for the first two fiscal quarters of 2008. Cost of sales included the remaining $6.7 million of the total $7.8 million of purchase price that was allocated to certain acquired inventories to reflect their fair market value on the date of the Acquisition. Excluding the purchase price allocation to inventory, cost of sales represented 80.8% of net sales.

Gross margin for the first two fiscal quarters of 2008 was $77.0 million or 17.6% of net sales. Gross margin was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory. Excluding the purchase price allocation to inventory, gross margin was $83.7 million and 19.2% of net sales. All of the remaining purchase price allocation to inventory was included in the first two fiscal quarters of 2008 as acquired inventories were sold.

Operating expenses were $75.9 million for the first two fiscal quarters of 2008, an increase of $75.3 million from the first two fiscal quarters of 2007. For the first two fiscal quarters of 2008, operating expenses included plant expenses of $27.0 million, or 6.2% of net sales, delivery expenses of $14.5 million, or 3.3% of net sales, selling expenses of $7.1 million, or 1.6% of net sales, and general and administrative expenses of $18.4 million, or 4.2% of net sales. Operating expenses also included a restructuring charge of $4.9 million, or 1.1% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Plant operating expenses included approximately $1.7 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. General and administrative expenses included $1.7 million for training and development during the quarter for more than 100 employees associated with The Decalogue™ implementation. Operating expenses also included $4.0 million of amortization associated with the purchase price allocation to intangible assets other than goodwill. The impact of an extra week in the first two fiscal quarters of 2008 as compared to the first two fiscal quarters of 2007 was an increase of $2.5 million. Excluding the additional depreciation, amortization, training, the restructuring charge, and after adjusting for the extra week in the first two fiscal quarters, operating expenses would have been $60.6 million. For the first two fiscal quarters of 2007, operating expenses included formation and operating costs of Symmetry.

In the first two fiscal quarters of 2008, interest income was $0.3 million while interest expense was $22.2 million. Interest expense on the Senior Secured Notes and the ABL Credit Facility was $18.9 million and $2.3 million, respectively, for the first two fiscal quarters of 2008. The average balance of debt outstanding on the ABL Credit Facility for the first two fiscal quarters was $70.5 million with an average interest rate of 6.17%. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%. The remaining $1.0 million of interest expense primarily represented the amortization of deferred financing charges. In the first two fiscal quarters of 2007, the Company recorded interest income of $2.3 million, substantially all of which was earned on offering proceeds held in trust from March 12, 2007 through June 30, 2007.

Loss before income taxes in the first two fiscal quarters of 2008 was $20.4 million, versus income before taxes in the first two fiscal quarters of 2007 of $1.8 million. The loss includes $6.7 million of purchase price that was allocated to certain acquired inventories, $4.9 million for the restructuring charge, $4.0 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $2.2 million higher depreciation associated with the purchase price allocation and accelerated depreciation associated with the closure of the Cambridge facility.

Income taxes were a benefit of $8.2 million and expense of $0.6 million for the six months ended May 31, 2008 and the six months ended June 30, 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 36% and 40%, respectively. The effective income tax rate for the six months ended May 31, 2008 is higher than the estimated rate by approximately $0.8 million in net income tax benefit. The benefit is comprised of a $1.3 million benefit from a statutory rate reduction in Canada, partially offset by the additional $0.5 million in tax expenses resulting from the filing of the fiscal 2007 Canadian tax returns.

Net loss was $12.3 million in the first two fiscal quarters of 2008, or net loss of $0.57 per basic and diluted share outstanding, as compared to net income of $1.1 million in the first two fiscal quarters of 2007, or a net income of $0.07 per basic and $0.06 per diluted share outstanding.

Six Month Pro Forma Financial Statements

This Report includes unaudited pro forma condensed consolidated financial information that combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to May 26, 2007 and for Novamerican for the period from January 1, 2007 to June 30, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007. The consolidated financial statements of Acquired Company, also known as the Predecessor, for the six months ended May 26, 2007 are included in Exhibit 99.1 to this filing.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Fiscal Six Months Ended June 30, 2007

	Novamerican 6/30/07	Acquired Company 5/26/07	Pro Forma Adjustments	Pro Forma Combined	Notes
	$	$	$	$
Net sales	-	399,637	-	399,637
Cost of sales	-	323,276	-	323,276
Gross margin	-	76,361	-	76,361
Operating expenses
Plant	-	21,225	1,244	22,469	(1)
Delivery	-	12,202	-	12,202
Selling	-	7,175	-	7,175
Formation and operating costs	580	-	-	580
Amortization of intangibles	-	-	3,992	3,992	(1)
Administrative and general	-	13,879	(3,181)	10,698	(2)
	580	54,481	2,055	57,116

Operating income	(580)	21,880	(2,055)	19,246

Interest income, net	(2,333)	-	2,333	-	(3)
Interest expense, net	-	(568)	22,343	21,775	(4)
Share in income of joint venture	-	(94)	-	(94)
	(2,333)	(662)	24,676	21,681

Income before income taxes	1,753	22,542	(26,731)	(2,436)
Income taxes	636	7,286	(8,726)	(804)	(5)

Net income (loss)	1,117	15,256	(18,005)	(1,632)

Net income (loss)	1,117	15,256	(18,005)	(1,632)
Interest expense (income)	(2,333)	(568)	24,676	21,775
Depreciation and amortization	3	5,267	4,508	9,778
Income tax	636	7,286	(8,726)	(804)
EBITDA	(577)	27,241	2,453	29,117

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

Plant depreciation	$1,244
Amortization—intangible assets	3,992
Total	$5,236

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

Administrative and general expenses—compensation	$(2,957)
Administrative and general expenses—Novamerican projected costs	1,000
Administrative and general expenses—operating expenses for assets sold, net	(986)
Administrative and general expenses—Novamerican incurred transaction costs (not capitalized)	(238)
Total	$(3,181)

Note 3

To eliminate interest income earned on cash accounts and the Symmetry Trust Account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$2,333
Total	$2,333

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

Interest expense—ABL Credit Facility	$2,420
ABL Credit Facility fee	160
Interest expense—Senior Secured Notes	18,113
Financing fees	1,082
Interest income, net—historical Acquired Company	568
Total	$22,343

Note 5

To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the six months ended May 26, 2007.

Income tax expense	$(8,726)
Total	$(8,726)

Company's Actual six months ended May 31, 2008 compared to Pro Forma six months ended June 30, 2007

In the first two fiscal quarters of 2008, net sales increased by $37.3 million, or 9.3%, to $437.0 million, compared with $399.6 million in the pro forma first two fiscal quarters of 2007. The impact of exchange rates on sales was an increase of $32.9 million. Excluding the impact of exchange rates, net sales would have increased by $4.4 million, or 1.1%, compared with the pro forma first two fiscal quarters of 2007. Increased sales were primarily driven by higher structural tube volumes and prices and higher sheet volumes, somewhat offset by lower automotive sheet and tubular products, including the impact of the American Axle strike on General Motors.

Total tons directly sold and toll processed increased by 4.2% to 773,500 tons in the first two fiscal quarters of 2008 from 742,500 tons for the pro forma first two fiscal quarters of 2007. Total tons in the first two fiscal quarters of 2008 included 435,000 tons from direct sales and 338,500 tons from toll processing. Direct sale tons increased by 1.1% to 435,000 tons in the first two fiscal quarters of 2008 from 430,100 tons for the pro forma first two fiscal quarters of 2007, primarily from higher structural tube and distribution shipments, somewhat offset by lower automotive sheet and tubular products, including the impact of the American Axle strike on General Motors. Toll processed tons increased by 8.3% to 338,500 tons in the first two fiscal quarters of 2008 from 312,400 tons for the pro forma first two fiscal quarters of 2007. The increase in tons toll processed in the first two fiscal quarters of 2008 was primarily driven by increased market share with certain major customers somewhat offset by weaker processing for steel mills and processing centers primarily resulting from weaker Canadian automotive and manufacturing sectors.

Gross margin increased to $77.0 million from $76.4 million, and decreased from 19.1% to 17.6% as a percentage of net sales, in the first two fiscal quarters of 2008 as compared to the pro forma first two fiscal quarters of 2007. The increase in gross margin is primarily from higher average selling prices relative to cost of steel sold, partially offset by $6.7 million of additional costs associated with the purchase price allocation to inventory. The impact of exchange rates on gross margin was a decrease of $5.1 million. Excluding the impact of exchange rates and the purchase price allocation to inventory, gross margin would have increased by $1.6 million to $78.0 million, or 19.3% as a percentage of net sales.

Operating expenses increased by $18.8 million or 32.9% and increased to 17.4% from 14.3% as a percentage of net sales for the first two fiscal quarters of 2008 as compared to the pro forma first two fiscal quarters of 2007. The increase was primarily attributed to plant operating expenses of $27.0 million, or 6.2% of net sales, as compared to $22.5 million, or 5.6% of net sales and general and administrative expenses of $18.4 million, or 4.2% of net sales, as compared to $10.6 million, or 2.7% of net sales. Operating expenses also included a restructuring charge of $4.9 million, or 1.1% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Plant operating expenses included approximately $0.5 million in higher depreciation expense associated with accelerated depreciation on assets at the Cambridge facility. General and administrative expenses included $1.7 million for training and development during the quarter for more than 100 employees associated with The Decalogue™ implementation. General and administrative expenses increased by $1.6 million in bad debt expense resulting primarily from a change in estimate in the first two fiscal quarters of 2007. The impact of exchange rates on operating expenses was an increase of $4.9 million. The impact of an extra week in the first two fiscal quarters was an increase of $2.5 million. Excluding the impact of exchange rates, the additional depreciation and training and development expenses, and after adjusting for the extra week in the first two fiscal quarters, operating expenses would have increased by $4.4 million. Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma first two fiscal quarters of 2007, of the following: $3.0 million in compensation for the former officers of Acquired Company, $1.0 million in operating costs associated with the assets disposed as part of the Acquisition, including the aircraft and $0.2 million for costs associated with the Acquisition. The pro forma adjustments also include $1.0 million of ongoing costs for Novamerican’s principal executive officers.

In the first two fiscal quarters of 2008, interest income was $0.3 million as compared to $0.6 million in the pro forma first two fiscal quarters of 2007. Interest expense was $22.2 million, a decrease of $0.1 million as compared to the pro forma first two fiscal quarters of 2007. Interest expense on the Senior Secured Notes and ABL Credit Facility was $18.9 million and $2.3 million, respectively, for the first two fiscal quarters of 2008 and $18.1 million and $2.6 million, respectively, for the pro forma first two fiscal quarters of 2007. The remaining $1.0 million and $1.1 million of interest expense in the first two fiscal quarters of 2008 and the pro forma first two fiscal quarters of 2007, respectively, represents the amortization of deferred financing charges.

Income taxes were a benefit of $8.2 million and benefit of $0.8 million for the six months ended May 31, 2008 and the pro forma six months ended June 30, 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 40% and 33%, respectively. The effective income tax rate for the six months ended May 31, 2008 is higher than the estimated rate due to a $0.8 million net income tax benefit. The benefit is comprised of a $1.3 million benefit from a statutory rate reduction in Canada, partially offset by the $0.5 million in tax expenses resulting from the filing of fiscal 2007 Canadian tax returns.

Net loss was $12.3 million in the first two fiscal quarters of 2008, or net loss of $0.57 per basic and diluted share outstanding, as compared to net loss of $1.6 million in the pro forma first two fiscal quarters of 2007, or net loss of $0.08 per basic and diluted share.

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

During the second fiscal quarter of 2008, the average exchange rate of the Canadian dollar versus the U.S. dollar increased 13%, when compared to the average exchange rate for the second fiscal quarter of 2007.

The impact of these events in the second fiscal quarter of 2008 was an increase of $15.8 million in net sales, $13.0 million in cost of goods sold and $2.2 million in operating expenses.

We have Canadian dollar denominated long term debt under the ABL Credit Facility. At May 31, 2008, the aggregate principal amount of these loans was $69.5 million out of $84.8 million outstanding under the ABL Credit Facility.

In the second fiscal quarter of 2008, we had a net total of $0.2 million in currency gains. In the second fiscal quarter of 2007, currency gains and losses were nil.

Liquidity and capital resources

Overview of Cash Flow and Plans to Manage Liquidity

Historically, Acquired Company used cash generated from operations and revolving credit borrowings under its credit facilities to finance its working capital requirements, strategic acquisitions, green field projects, the construction of related facilities and the purchase and upgrading of processing equipment.

On November 15, 2007, the Company and its affiliates entered into a $175.0 million, five year, asset-based revolving credit facility (the “ABL Credit Facility”). The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block of the calculated borrowing base. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in an aggregate principal amount of up to $50.0 million.

As of May 31, 2008, the aggregate borrowing base was $167.5 million (including the $15.0 million availability block), of which $1.9 million was utilized for letter of credit obligations and approximately $84.8 million was outstanding under the ABL Credit Facility. Since the borrowing base under the ABL Credit Facility consists of certain eligible accounts receivable and inventory, some of which are denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base. At May 31, 2008, approximately $80.8 million was available for future borrowings. For the three and six months ended May 31, 2008, the weighted-average interest rate on the amounts outstanding under the ABL Credit Facility were 5.80% and 6.17%, respectively.

On November 15, 2007, the Company, through its subsidiary Novamerican Steel Finco Inc., issued senior secured notes ("Senior Secured Notes") in an aggregate principal amount of $315.0 million. Interest on the Senior Secured Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15, with the first interest payment having been due and paid on May 15, 2008. The Senior Secured Notes mature on November 15, 2015.

On May 31, 2008, our total long-term debt was $399.8 million and we had $12.4 million of cash and cash equivalents (or a net debt of $387.4 million). Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations. Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

Our business strategies place the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging the Novamerican system, that is, our replenishment, processing, distribution and manufacturing network, by accelerating the speed that we replenish, process and sell across all of our potential markets.

We expect cash flow from operations to be positively impacted by our plans for implementing our operating methodology, the Decalogue™, at Novamerican. We have finalized, scheduled and commenced our project plans for implementing our operating methodology at Novamerican, effectively operating it as one system versus 21 separate facilities, and believe that during 2008 we will (a) enable the system to operate at much faster cycle times, maximizing the throughput from the sale of such capacity, (b) experience a permanent cash inventory reduction of approximately $60.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing, distribution and sales processes. This includes the closure of our Cambridge, Ontario processing facility, which was completed in May 2008. These organizational changes and the closure of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008. We also incurred approximately $1.0 million in the 2008 second fiscal quarter for operating expenses associated with hiring, training and development required for these changes and certain other redundant organizational expenses resulting from increasing certain resources in advance of other reductions. We recorded a restructuring charge of approximately $4.9 million and incurred approximately $1.0 million in restructuring cash payments in the second fiscal quarter of 2008. We anticipate incurring additional restructuring charges of approximately $3.0 million in the fiscal third quarter of 2008. The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control, sales, marketing and human resources. The cost of these resources is included in our estimated net operating expense reductions.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, interest payments, timing of capital investments and other factors. Our interest payments on the Senior Secured Notes total $36.2 million per annum with two installments of $18.1 million paid on each of May 15, and November 15, respectively. Our planned inventory reductions of $60.0 million are expected in the third and fourth fiscal quarters of 2008, with a substantial majority occurring in the fourth quarter.

We expect cash interest payments to be approximately $40.0 million in fiscal 2008 with approximately $1 million expected in the third fiscal quarter of 2008. We spent $4.4 million in capital expenditures in the first two fiscal quarters of 2008, including $3.1 million for the Morrisville, Pennsylvania structural tubing facility expansion. We expect capital expenditures of approximately $11.0 million in fiscal 2008, with approximately $3.0 million for maintenance capital and $6.0 million for the completion of the expansion at our Morrisville, Pennsylvania structural tubing facility. We believe the completion of this expansion should result in an additional market demand for us of up to 50,000 tons of structural tubing. An additional $2.0 million is planned for our other processing and manufacturing facilities to expand our product lines.

In order to seek to minimize our credit risks, we reduced our sales of steel to some customers and potential customers in the U.S. and Canada (except for cash on delivery). We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

We may from time to time and at any time, as allowed under the ABL Credit Facility and the Senior Secured Notes, repurchase our debt or equity securities, for cash, common stock or other securities or a combination thereof, in open market or privately negotiated transactions, opportunistically and on terms that we believe to be favorable.

Historical cash flows

Cash Flow (Used In) Provided by Operating Activities. Cash used in operating activities was $14.9 million in the first two fiscal quarters of 2008. Net loss, after deducting a net deferred tax benefit of $5.5 million and adding back the net effect from non-cash items including the $4.9 million restructuring charge, amounted to $1.0 million. Such loss was increased by cash used in operating activities as follows: an increase in accounts receivable of $19.1 million, an increase in prepaid expenses and other of $8.7 million and a decrease of income taxes receivable of $1.9 million and restructuring payments of $1.0 million. The resulting cash uses was offset by cash provided by operations from an increase in accounts payable and accrued liabilities of $10.6 million and a decrease in inventory of $1.9 million. The increase in accounts receivable results primarily from higher net sales in the second fiscal quarter of 2008. The increase in accounts payable and accrued liabilities relates primarily to an increase in inventory purchases, restructuring and other operating expenses. Cash flow provided by operating activities was $1.4 million in the first two fiscal quarters of 2007. In addition to net income of $1.1 million in the first two fiscal quarters of 2007, cash inflows from working capital were $0.4 million, partially offset by decrease in other assets of $0.1 million.

Cash Flow Used In Investing Activities. Cash flow used in investing activities was $4.3 million in the first two fiscal quarters of 2008, primarily for $4.4 million in additions to property, plant and equipment, including $3.1 million for expansion of our Morrisville, Pennsylvania structural tubing facility, partially offset by $0.1 million in proceeds on disposal of property and equipment. Cash used in investing activities was $147.4 million in the first two fiscal quarters of 2007, primarily for $143.7 million cash deposited to trust and $3.5 million increase in investments.

Cash Flow Provided by Financing Activities. Cash provided by financing activities was $12.0 million in the first two fiscal quarters of 2008. We received proceeds from borrowings of $28.2 million and repaid $16.4 million of borrowings under the ABL Credit Facility during the first two fiscal quarters of 2008. This was partially offset by $0.2 million from a refund of deposit. Cash provided by financing activities was $148.1 million in the first two fiscal quarters of 2007, primarily from gross proceeds of $150.0 million (less offering costs of $6.2 million) from the issuance and sale of units through our initial public offering and $4.8 million from private placements of warrants. In the first two fiscal quarters of 2007, we also repaid a $0.5 million note to a related party.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. All statements, other than statements of historical facts, included in this Report, are forward-looking statements. In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise. These include statements about matters such as: growth rates for, future prices and sales of, and demand for our products and our customers’ products; changes in production capacity in our operations and our customers’ operations; costs of materials and production, including anticipated increases therein; productivity, business process and operational initiatives, and their impact on us; our position in markets we serve; employment and contributions of key personnel; employee relations and collective bargaining agreements covering many of our operations; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and industry market conditions and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, technology development and collaboration, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements, but are not exclusive means of identifying such statements.

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

All forward-looking statements in this prospectus are based upon information available to us on the date of this prospectus. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

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

Interest Rate Risk. A 100 basis point movement in the Canadian prime rate or LIBOR would result in an approximate $0.8 million, annualized, for the fiscal quarter ended May 31, 2008, increase or decrease in interest expense and cash flows.

Exchange Rate Risk. At May 31, 2008 and November 24, 2007, we had no forward foreign currency exchange contracts outstanding. We estimate that a 10% movement in the value of the Canadian dollar would affect our net sales by approximately $49.9 million annually, based on our annualized Canadian dollar net sales for the first two fiscal quarters of 2008.

Item 4. Controls and Procedures.

As of May 31, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Our subsidiary American Steel and Aluminum Corporation was named as one of 19 defendants in an action brought in October 2001 by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, RI, which has been categorized as a Superfund site by federal authorities. The complaint was subsequently amended twice to add additional defendants, aggregating to a total of 57 defendants. The plaintiffs claim that American Steel and Aluminum Corporation is liable based upon alleged shipments to the site by American Steel and Aluminum Corporation. The plaintiffs have identified over 100 potentially responsible parties, or PRPs, and the Environmental Protection Agency, or EPA, has issued claim notice letters to 63 parties, some of which are defendants in the lawsuit. American Steel and Aluminum Corporation received, on or about April 25, 2003, an EPA claim letter seeking reimbursement of costs incurred and to be incurred at the site. American Steel and Aluminum Corporation responded to the claim by denying liability for the site. During 2006, American Steel and Aluminum Corporation and approximately 25 other defendants in the litigation entered into a settlement with the plaintiffs, with the approval of the EPA, resolving the settling defendants’ alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site. The litigation remains pending against the non-settling defendants. The settlement does not address future remediation costs, and we do not believe it is currently possible to estimate our share, if any, of such costs, should claims for their recovery be pursued against us. We believe that we have meritorious defenses against any such claims, and we intend to defend our position vigorously should they be pursued against us. However, we may not prevail in such event, and any significant loss could have an adverse effect on our financial results.

In addition, we are a party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In our opinion, the outcome of these additional proceedings is not likely to have a material adverse effect upon our business, results of operations or financial condition.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended November 24, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended November 24, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 2008 we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1.  The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Gilbert E. Playford	13,858,538	354,963
Corrado De Gasperis	13,640,074	573,427
Domenico Lepore	13,640,074	573,427
M. Ridgway Barker	13,640,077	573,424
Scott C. Mason	13,858,538	354,963
Robert W. Ramage, Jr.	13,858,538	354,963

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification
99.1	Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements (Predecessor)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMERICAN STEEL INC.
Date: July 15, 2008	By:	/s/ Corrado De Gasperis
Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)

Item 6.	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification
99.1	Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements (Predecessor)