Form 10-Q
period 2008-08-30
NOVAMERICAN STEEL INC.
filed 2008-10-10
CIK 1362614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of October 1, 2008, 25,642,248 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

NOVAMERICAN STEEL INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Novamerican Steel Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	August 30, 2008	November 24, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,302	$19,638
Trade accounts receivable, net of allowance $1,443 at August 30, 2008 and $896 at November 24, 2007	121,715	111,546
Income taxes receivable	1,877	2,822
Inventories (Note 7)	118,685	149,894
Prepaid expenses and other assets	9,714	1,666
Deferred income taxes	4,080	7,130
	$271,373	$292,696
Investment in a joint venture	2,598	1,999
Property, plant and equipment, net of accumulated depreciation $7,209 at August 30, 2008 and $406 at November 24, 2007	143,790	150,436
Goodwill	150,567	149,360
Intangibles	59,917	68,431
Deferred financing charges	13,338	14,998
Other assets	59	257
Deferred income taxes	-	43
	$641,642	$678,220
LIABILITIES
Current liabilities
Trade accounts payable	$70,051	$81,401
Trade accounts payable to a joint venture (Note 12)	2,220	1,639
Accrued liabilities	38,440	18,028
Deferred income taxes	-	2,921
	110,711	103,989
Long-term debt (Note 8)	372,647	390,588
Deferred income taxes	51,368	58,588
Other long-term liabilities (Note 5)	3,765	3,410
	538,491	556,575

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 25,642,248 at August 30, 2008 and 21,452,304 at November 24, 2007	25	21
Additional paid-in capital	128,312	128,316
Accumulated deficit	(18,001)	(3,947)
Accumulated other comprehensive loss	(7,185)	(2,745)
	103,151	121,645
	$641,642	$678,220

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income ( Loss )
(In thousands of U.S. dollars, except per share data)

	Three months ended		Nine months ended
	August 30, 2008	September 30, 2007	August 30, 2008	September 30, 2007
	(unaudited)
Net sales	$230,919	$-	$667,884	$-
Cost of sales	183,209	-	543,157	-
Gross margin	47,710	-	124,727	-
Operating expenses
Plant	14,221	-	41,199	-
Delivery	7,345	-	21,834	-
Selling	2,706	-	9,819	-
Administrative and general	9,792	-	28,188	-
Amortization of intangibles	1,901	-	5,906	-
Restructuring costs (Note 14)	4,002	-	8,915	-
Formation and operating costs	-	365	-	945
	39,967	365	115,861	945
Operating income (loss)	7,743	(365)	8,866	(945)

Interest expense	10,169	-	32,398
Interest income	(174)	(1,928)	(475)	(4,261)
Share in income of a joint venture	(209)	-	(599)	-
	9,786	(1,928)	31,324	(4,261)
Income (loss) before income taxes	(2,043)	1,563	(22,458)	3,316
Income tax (benefit) expense (Note 5)	(239)	622	(8,404)	1,258
Net income (loss)	$(1,804)	$941	$(14,054)	$2,058

Net income (loss) per share (Note 6)
Basic	(0.08)	0.04	(0.64)	0.11
Diluted	(0.08)	0.03	(0.64)	0.09

Comprehensive income (loss)
Net income (loss)	(1,804)	941	(14,054)	2,058
Changes in cumulative translation adjustment	(5,635)	-	(4,440)	-
	$(7,439)	$941	$(18,494)	$2,058

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)
(In thousands of U.S. dollars, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Number	Amount
Balance at November 24, 2007	21,452,304	$21	$128,316	$(3,947)	$(2,745)	$121,645
Net loss				(14,054)		(14,054)
Conversion of 15,964,883 warrants into common shares	4,189,944	4	(4)	-	-	-
Changes in cumulative translation adjustment					(4,440)	(4,440)
Balance at August 30, 2008	25,642,248	$25	$128,312	$(18,001)	$(7,185)	$103,151

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine months ended
	August 30, 2008	September 30, 2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,054)	$2,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	10,406	5
Amortization	7,566	-
Deferred income taxes	(5,660)	(1)
Gain on disposal of property, plant and equipment	(236)	-
Share in income of a joint venture	(599)	-
Changes in working capital items
Trade accounts receivable	(15,927)	-
Income taxes receivable	855	-
Inventories	26,322	-
Prepaid expenses and other assets	(8,218)	(148)
Accounts payable	(11,350)	(124)
Accrued liabilities	25,137	196
Accrued income taxes	(40)	260
Other long-term liabilities	803	-
Net cash provided by operating activities	15,005	2,246

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to trust	-	(143,700)
Increase in investments in trust	-	(3,182)
Increase in investments in escrow	-	(1,250)
Proceeds from disposal of property, plant and equipment	304	-
Increase in acquisition	-	(1,134)
Additions to property, plant and equipment	(8,207)	(37)
Net cash used in investing activities	(7,903)	(149,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering – common stock and warrants	-	150,000
Gross proceeds from private placements – warrants	-	4,750
Payment of offering costs	-	(6,180)
Proceeds from revolving credit facility	28,249	-
Repayments of revolving credit facility	(39,417)	-
Repayment of note payable to a related party	-	(500)
Refund of deposit	200	-
Net cash (used in) provided by financing activities	(10,968)	148,070
Effect of exchange rate changes on cash and cash equivalents	(470)	-

Net (decrease) increase in cash and cash equivalents	(4,336)	1,013
Cash and cash equivalents, beginning of period	19,638	262
Cash and cash equivalents, end of period	$15,302	$1,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Deferred underwriting fees and expenses	-	$6,000
Accrued acquisition costs	-	$1,998
Interest paid	$22,103	$17
Income taxes paid	$3,432	$999

The accompanying notes are an integral part of the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

1 - INTERIM FINANCIAL PRESENTATION

The accompanying interim financial statements of Novamerican Steel Inc. (“Novamerican,” the “Company” or the “Successor”) should be read in conjunction with the financial statements for the period January 1, 2007 to November 24, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended November 24, 2007.  The November 24, 2007 amounts were derived from the Company’s audited financial statements.  The financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of financial position, results of operations and cash flows for the periods presented.  However, interim results of operations may not be indicative of results for the full fiscal year.  The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements.

Certain amounts in the Consolidated Financial Statements for the three and nine months ended September 30, 2007 have been reclassified to conform with current period presentation.

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

Basis of consolidation

The consolidated financial statements for the three and nine months ended September 30, 2007 include only the financial results of Symmetry. The financial statements for the three and nine months ended August 30, 2008 include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc. and Novamerican Steel U.S. Inc.  All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
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

Transactions conducted in foreign currencies by the Company are translated as follows: monetary assets and liabilities are translated at the exchange rate in effect at quarter end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive income. Gains amounted to $628,629 and $1,143,429 in the three and nine months ended August 30, 2008, respectively, and zero in the three and nine months ended September 30, 2007.

Restructuring and Other Charges

In April 2008, Novamerican announced a restructuring plan to close its Cambridge, Ontario facility and implement organizational changes, especially in the replenishment, processing, distribution and sales processes. As a result of this plan, the Company has recorded restructuring charges comprised principally of severance and associated employee termination costs related to the reduction of its workforce, plant closure, and contract termination costs related to facility lease obligations. These activities have been accounted for primarily in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized at the cease use date.  See Note 15 for further information.

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

Current and Pending Accounting Changes

Current

Fair Value Measurements

Effective November 25, 2007, the Company adopted SFAS No. 157, Fair Value Measurements, issued by the FASB in September 2006, only for its financial assets and liabilities required or permitted to be stated or disclosed at fair value. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurements.

As of August 30, 2008, the Company did not carry any of its assets and liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the nine months ended August 30, 2008.  The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not adopt SFAS 157 with respect to its non-financial assets and liabilities that do not require fair value statement on a recurring basis.  Under FASB Staff Position (FSP) SFAS 157-2, the Effective Date of SFAS 157 fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis are deferred until the fiscal year beginning November 30, 2008.  Primarily this deferral impacts assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.

Also effective November 25, 2007, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB in April 2007. This statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. Additionally, the statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. Currently, the Company has not elected to treat any of its financial assets or liabilities under the fair value option.

Pending

In February 2008, the FASB issued FSP SFAS 157-2.  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis until the fiscal year beginning November 30, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, "Determination of the Useful Life of Intangible Assets."  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

and Other Intangible Assets." The intent of this FSP is to improve  the  consistency  between  the useful  life of a  recognized intangible  asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141  (Revised 2007), "Business  Combinations," and other U.S. generally accepted  accounting principles  (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the adoption of FSP No. 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

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

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(unaudited)	(unaudited)
Net sales	$191,480	$591,117
Net loss	$(287)	$(1,919)
Loss per share – Basic	$(0.01)	$(0.09)
Loss per share – Diluted	$(0.01)	$(0.09)

5 - INCOME TAXES

Provision for income taxes was a benefit of $239,000 and $8,404,000 for the three and nine months ended August 30, 2008, respectively.  The provision for income taxes was a charge of $622,000 and $1,258,000 for the three and nine months ended September 30, 2007, respectively.

The effective income tax rates were 12% and 37% for the three and nine months ended August 30, 2008, respectively.  The effective income tax rates were 40% and 38% for the three and nine months ended September 30, 2007, respectively.

Income taxes for the three and nine months ended August 30, 2008 and September 30, 2007 reflect an estimated annual effective income tax rate of approximately 35% and 40%, respectively.  The effective income tax rate for the three months ended August 30, 2008 is lower than the estimated rate due to additional tax expense of $255,000 resulting from adjusting certain original estimates to actual from filing the fiscal 2007 U.S. tax returns and the cumulative effect of a lower annual effective tax rate.  The effective income tax rate for the nine months ended August 30, 2008 is higher than the estimated rate by approximately $545,000 in net income tax benefit.  The benefit is comprised of $1,310,000 from a statutory rate reduction in Canada, partially offset by the additional $750,000 in tax expense resulting from the filing of the fiscal 2007 U.S. and Canadian tax returns.

Management is required to estimate the annual effective tax rate based upon its estimate of annual pre-tax income for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2008 could be materially different from the estimated rate for the nine months ended August 30, 2008.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

The Company accrues interest and penalties associated with tax liabilities in income tax expense in the Consolidated Statements of Operations and in other long term liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the three and nine months ended August 30, 2008 was $51,000 and $124,000, respectively. The corresponding liabilities in the Consolidated Balance Sheets were $3,246,000 at August 30, 2008 and $3,410,000 at November 24, 2007, which are included within other long-term liabilities in the Consolidated Balance Sheets.

6 - EARNINGS (LOSS) PER SHARE

The basic loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period.

The diluted loss per share is computed by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding during the period, plus the effects of dilutive warrants. The diluted loss per share is computed using the treasury method, which assumes that all warrants are exercised at the beginning of the period and that the funds obtained are used to purchase common stock of the Company at the average trading price of the common stock during the period. As a result of the net loss reported for the three and nine months ended August 30, 2008, 9,614,186 warrants outstanding at August 30, 2008 have been excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

The following table provides the reconciliation between basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	August 30, 2008	September 30, 2007	August 30, 2008	September 30, 2007
Net income (loss)	$(1,804)	$941	$(14,054)	$2,058

Weighted average number of common stock outstanding	22,620,418	23,437,500	21,831,911	18,784,722
Effect of dilutive warrants	-	6,401,647	-	4,537,357
Weighted average number of diluted common stock outstanding	22,620,418	29,839,147	21,831,911	23,322,079

Net income (loss) per share
Basic	$(0.08)	$0.04	$(0.64)	$0.11
Diluted	$(0.08)	$0.03	$(0.64)	$0.09

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

7 - INVENTORIES

The following summarizes the Company’s inventories:

	August 30, 2008	November 24, 2007
Raw materials	$79,226	$82,095
Finished goods	39,459	67,799
	$118,685	$149,894

8 - LONG-TERM DEBT

The following summarizes the Company’s long-term debt:

	Maturity	August 30, 2008	November 24, 2007
ABL Credit Facility	2012	$57,647	$75,588
11.5% Senior Secured Notes	2015	315,000	315,000
		$372,647	$390,588

For the three and nine months ended August 30, 2008, the weighted-average interest rates of funds borrowed under the Company’s ABL credit facility (“ABL Credit Facility”) were 5.36% and 5.89%, respectively.

As of August 30, 2008, the aggregate borrowing base was $152,674,000 (including the $15,000,000 availability block), of which $1,883,000 was utilized for letter of credit obligations and approximately $57,647,000 was outstanding under the ABL Credit Facility.  At August 30, 2008, approximately $93,145,000 was available for future borrowings.

9 – ORGANIZATION AND INITIAL PUBLIC OFFERING

In April 2006 and June 2006, in connection with the formation of the Company, the Company issued in a private placement to the founding stockholders, prior to the commencement of any operational activities or the receipt of any other capital or commitments therefor, an aggregate of 937.5 shares of common stock at a purchase price per share equal to the par value per share, or an aggregate purchase price of $4,687.50.  On June 26, 2006, the Company effected a 5,000-to-1 split of its common stock and reduced the par value thereof.  Following the stock split, there were 4,687,500 shares of common stock outstanding, effectively reducing the purchase price paid to $0.001 per share, the post-split par value of its common stock.  The Company’s Board of Directors determined that, since the Company had no assets or operational activities at that time, the fair value for a share was equal to the capital being invested (which was the same as the par value).

On March 12, 2007, the Company consummated an initial public offering of 18,750,000 units at an offering price of $8.00. Each unit consisted of one share of common stock and one warrant (“public warrants”). There were 9,614,186 public warrants outstanding at August 30, 2008. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on March 7, 2008. The public warrants expire on March 7, 2011. The Company may redeem the outstanding public warrants, as well as the warrants that were issued in the private placement (as described in Note 10), in whole, but not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption. The Company paid the underwriters of the initial public offering fees equal to $10,389,737, including expenses, or 7.0% of the gross proceeds (net of amount reduced for conversion). On December 31, 2007, the Company’s securities began trading on NASDAQ under the symbols TONS for the common stock and TONSW for the warrants. The Company’s units ceased to trade as a separate class of securities and all outstanding units were separated into common stock and warrants.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

10 - PRIVATE PLACEMENTS

Certain of the Company’s founding stockholders purchased an aggregate of 4,166,667 warrants in a private placement, which was consummated on March 5, 2007, at a price of $0.90 per warrant, or an aggregate purchase price of $3,750,000. Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008 until expiration on March 5, 2011 or earlier upon redemption. The Company’s Board of Directors determined, based on its assessment of historical and then current trading prices of warrants of similarly situated special purpose acquisition corporations, that the fair value for a warrant at that time was equal to such purchase price per warrant.

To further fund the Company’s working capital requirements, an affiliate of the Company’s Chairman purchased on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000 or $1.27 per warrant, being the volume weighted average price for the 20 trading days prior to the placement.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable on the later of the consummation of the initial business combination or March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption. The Company’s Board of Directors determined, based on such average trading price, that the fair value for a warrant at that time was equal to such purchase price per warrant.

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

On June 21, 2007, in connection with arranging for the financing of the acquisition of Acquired Company, the Company and its Chairman entered into an agreement pursuant to which the Chairman agreed to purchase in a private placement 1,875,000 units for a purchase price of $8.00 per unit, or an aggregate of $15.0 million.  Each unit was substantially the same as the units sold in the Company’s initial public offering at the same purchase price per unit and consisted of one share of its common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008, until expiration on November 15, 2011 or earlier upon redemption.  The Company’s Board of Directors determined, based on purchase price per unit in the Company's initial public offering, the purposes of such offering and the absence of any change in such purposes, as well as the trading prices of the Company’s common stock and warrants at that time, that the fair value for a unit at that time was equal to such purchase price per unit.  On November 15, 2007, the units were issued to affiliates of the Chairman and former special adviser pursuant to such agreement.

11 –WARRANTS

Between August 1, 2008 and August 27, 2008, pursuant to Exchange Agreements between the Company and holders of an aggregate of 15,964,883 warrants to purchase common stock of the Company, the Company issued an aggregate of 4,189,944 shares of common stock to such holders in exchange for their surrender of such warrants, which were cancelled upon such surrender. The exchanges were privately negotiated, and included an aggregate of 1,643,526 shares issued to certain officers and directors of the Company (at an exchange ratio based upon the consolidated closing bid prices for the common stock and warrants of the Company on July 23, 2008, in accordance with Nasdaq regulations) and an aggregate of 2,546,418 shares issued to certain non-affiliates of the Company.  The shares of common stock issued on such exchange are exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were between existing security holders and no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchanges. As of August 30, 2008, 9,614,186 warrants remain outstanding.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

12 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

Three months ended	Nine months ended
	August 30, 2008	September 30, 2007	August 30, 2008	September 30, 2007
Processing revenue from a joint venture	$19	-	$155	-
Processing charges paid to a joint venture	$971	-	$3,068	-
Repayment in full of note plus interest charges to a director and a principal stockholder	-	-	-	$517
Consulting fees paid to an entity owned by an officer and director	$505	-	$1,427	$75
Legal fees paid to a firm of which a director is a partner	$88	-	$1,976	$500

At August 30, 2008, the Company had accounts payable and accrued liabilities of $608,000 for legal fees.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

13 - INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with Mittal Canada, Inc., that processes carbon steel into tubing. The joint venture, Delta Tube and Company, Limited Partnership (“Delta Tube”), is located in LaSalle, Quebec, Canada.

Condensed financial information of the joint venture is summarized below:

	Three months ended August 30, 2008	Nine months ended August 30, 2008
Operations
Net sales	$1,420	$4,135
Operating income	$308	$893

At August 30, 2008, the Company had a trade accounts payable to Delta Tube in the amount of $2,220,000 relating to processing services.

14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

On November 15, 2007, Novamerican Steel Finco Inc. (“Issuer”), a direct, wholly-owned subsidiary of Novamerican Steel Holdings Inc. (“Novamerican Holdings”), issued Senior Secured Notes (“Senior Secured Notes”) in an aggregate principal amount of $315,000,000.  Interest on the notes accrues at the rate of 11.5% per annum.  The Senior Secured Notes mature on November 15, 2015. Novamerican Holdings is a direct, 100%-owned subsidiary of Novamerican Steel Inc. (“Parent” or the “Company”).  The notes are guaranteed on a senior secured basis by Parent, Novamerican Holdings and by the following 100%-owned direct and indirect subsidiaries of Issuer:  Novamerican Steel U.S. Inc. (“Novamerican U.S.”), American Steel and Aluminum Corporation, Nova Tube and Steel, Inc., Novamerican Tube Holdings, Inc. and Nova Tube Indiana, LLC (collectively the “U.S. Guarantor Subsidiaries”).  All of the guarantees are full, unconditional, joint and several. The non-guarantor subsidiaries include all direct and indirect foreign subsidiaries of Issuer (collectively the “Non-Guarantor Subsidiaries”).

The Company accounted for the Acquisition as a purchase and the purchase price was allocated to all tangible and intangible assets based upon a preliminary valuation of their respective fair values.  The preliminary valuation analysis included analyses of historical operating results of the Company, research of the industry in which the Company operates, benchmarking data of prior merger and acquisition activity in the same general industry of the Company, research of publicly traded guideline companies and other economic and financial analyses, where applicable. The Company is in the process of completing valuations for certain of these assets, including plant, property and equipment and certain intangibles, and expects the purchase price allocation to be completed by November 2008. Accordingly, the allocation of the purchase price is subject to refinement.

The following tables contain condensed consolidating balance sheets at November 24, 2007 and August 30, 2008, the condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and August 30, 2008 and the condensed consolidating statement of cash flows for the nine months ended September 30, 2007 and August 30, 2008 of Parent, Issuer, the U.S. Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

The condensed consolidating financial information for the three and nine months ended September 30, 2007 includes only the financial results of Symmetry.  There were no subsidiaries during this time period and there was no debt outstanding that was guaranteed at September 30, 2007 or at any time during the three and nine months ended September 30, 2007.

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
at November 24, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,343	$230	$6,077	$10,988	$-	$19,638
Trade accounts receivable, net	-	-	40,716	72,310	(1,480)	111,546
Income taxes receivable	(108)	-	1,177	1,753	-	2,822
Inventories	-	-	74,086	75,808	-	149,894
Prepaid expenses and other assets	138	-	1,101	427	-	1,666
Deferred income taxes	-	1,199	970	4,961	-	7,130
	2,373	1,429	124,127	166,247	(1,480)	292,696

Investment in subsidiaries	122,274	265,608	126,968	-	(514,850)	-
Investment in a joint venture	-	-	-	1,999	-	1,999
Property, plant and equipment, net	29	-	84,104	66,303	-	150,436
Advance to company(s) under common control	-	158,501	6,400	3,186	(168,087)	-
Goodwill	1,712	1,177	105,298	41,173	-	149,360
Intangibles	-	-	28,280	40,151	-	68,431
Deferred financing charges	-	14,998	-	-	-	14,998
Other assets	-	-	257	-	-	257
Deferred income taxes	-	-	-	43	-	43
	$126,388	$441,713	$475,434	$319,102	$(684,417)	$678,220

LIABILITIES
Current liabilities
Trade accounts payable and accrued liabilities	$1,898	$3,277	$26,989	$66,626	$2,278	$101,068
Deferred income taxes			2,562	359	-	2,921
	1,898	3,277	29,551	66,985	2,278	103,989

Long-term debt	-	315,000	-	75,588	-	390,588
Due to parent	101	1,162	33,429	133,395	(168,087)	-
Deferred income taxes	-	-	33,249	24,644	695	58,588
Other long-term liabilities	-	-	-	3,410	-	3,410
	1,999	319,439	96,229	304,022	(165,114)	556,575

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock	21	-	-	-	-	21
Additional paid-in capital	128,315	126,968	379,847	20,720	(527,534)	128,316
Retained earnings (deficit)	(3,947)	(4,694)	(642)	(2,895)	8,231	(3,947)
Accumulated other comprehensive loss:
Cumulative translation adjustment	-	-	-	(2,745)	-	(2,745)
	124,389	122,274	379,205	15,080	(519,303)	121,645

	$126,388	$441,713	$475,434	$319,102	$(684,417)	$678,220

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
at August 30, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$24	$481	$7,159	$7,638	$-	$15,302
Trade accounts receivable, net	4		45,704	76,007	-	121,715
Accrued interest	-	3,511	-		(3,511)	-
Income taxes receivable	363	-	706	808	-	1,877
Inventories	-	-	55,284	63,401	-	118,685
Prepaid expenses and other assets	1,002	10,657	(5,411)	3,496	(30)	9,714
Deferred income taxes	-	-	1,191	2,889		4,080
	1,393	14,649	104,633	154,239	(3,541)	271,373

Investment in subsidiaries	107,709	267,540	126,968	-	(502,217)	-
Investment in a joint venture	-	-	-	2,598	-	2,598
Property, plant and equipment	-	-	87,126	56,664	-	143,790
Advance to company(s) under common control	-	158,501	31,610	(13,513)	(176,598)	-
Goodwill	1,712	1,176	105,922	41,757	-	150,567
Intangibles	-	-	26,469	33,448	-	59,917
Deferred financing charges	-	13,338	-	-	-	13,338
Other assets	-	-	59	-	-	59
	110,814	455,204	482,787	275,193	(682,356)	641,642

LIABILITIES
Current liabilities
Trade accounts payable and accrued liabilities	56	11,371	34,724	59,745	4,815	110,711
	56	11,371	34,724	59,745	4,815	110,711

Long-term debt	-	315,000	-	57,647	-	372,647
Due to parent	869	21,124	33,429	125,010	(180,432)	-
Deferred income taxes	(447)	-	31,738	20,077	-	51,368
Other long-term liabilities	-	-	181	3,584	-	3,765
	478	347,495	100,072	266,063	(175,617)	538,491

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock	25	-	-	-	-	25
Additional paid-in capital	128,312	126,968	379,847	20,720	(527,535)	128,312
Retained earnings (deficit)	(18,001)	(19,259)	2,868	(4,405)	20,796	(18,001)
Accumulated other comprehensive loss:
Cumulative translation adjustment	-	-	-	(7,185)	-	(7,185)
	110,336	107,709	382,715	9,130	(506,739)	103,151

	$110,814	$455,204	$482,787	$275,193	$(682,356)	$641,642

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation / Eliminations	Consolidated
Operating expenses
Formation and operating costs	$365	$–	$–	$–	$–	$365
	365	–	–	–	–	365
Operating loss	(365)	–	–	–	–	(365)

Interest income	(1,928)	–	–	–	–	(1,928)
Income before income taxes	1,563	–	–	–	–	1,563
Income taxes	622	–	–	–	–	622
Net income	$941	$–	$–	$–	$–	$941

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended August 30, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
Net sales	$-	$-	$112,737	$125,832	$(7,650)	$230,919
Cost of Sales	-	-	88,210	102,575	(7,576)	183,209
Gross margin	-	-	24,527	23,257	(74)	47,710

Plant	-	-	6,560	7,661	-	14,221
Delivery	-	-	3,634	3,711	-	7,345
Selling	-	-	1,883	823	-	2,706
Administrative and general	123	329	4,587	4,753	-	9,792
Amortization of intangibles	-	-	589	1,312	-	1,901
Restructuring costs	-	-	1,951	2,051	-	4,002
	123	329	19,204	20,311	-	39,967
						-
Operating income (loss)	(123)	(329)	5,323	2,946	(74)	7,743
Interest expense	-	9,806	423	1,233	(1,293)	10,169
Interest income	(86)	(1,297)	(31)	(53)	1,293	(174)
Share in income of a joint venture	-	-	-	(209)	-	(209)
	(86)	8,509	392	971	-	9,786
Income (loss) before income taxes	(37)	(8,838)	4,931	1,975	(74)	(2,043)
Income taxes	(846)	(2,409)	2,689	327	-	(239)
Equity in the earnings of subsidiaries, net of tax	(2,613)	3,816	-	-	(1,203)	-
Net income (loss)	$(1,804)	$(2,613)	$2,242	$1,648	$(1,277)	$(1,804)

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation / Eliminations	Consolidated
Operating expenses
Formation and operating costs	$945	$–	$–	$–	$–	$945
	945	–	–	–	–	945
Operating loss	(945)	–	–	–	–	(945)

Interest expense
Interest income	(4,261)	–	–	–	–	(4,261)
Income before income taxes	3,316	–	–	–	–	3,316
Income taxes	1,258	–	–	–	–	1,258
Net income	$2,058	$–	$–	$–	$–	$2,058

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Nine Months Ended August 30, 2008

	Parent		Issuer		U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation /Eliminations		Consolidated
Net sales	$	$-	$	$-	$$306,102	$$378,236	$	$(16,454)	$$667,884
Cost of Sales		-		-	246,479	313,064		(16,386)	543,157
Gross margin		-		-	59,623	65,172		(68)	124,727

Plant		-		-	17,626	23,573		-	41,199
Delivery		-		-	10,641	11,193		-	21,834
Selling		-		-	6,216	3,603		-	9,819
Administrative and general		633		961	12,271	14,323		-	28,188
Amortization of intangibles		-		-	1,812	4,094		-	5,906
Restructuring costs		-		-	2,407	6,508		-	8,915
Operating expenses		633		961	50,973	63,294			115,861

Operating income (loss)		(633)		(961)	8,650	1,878		(68)	8,866
Interest expense		-		29,840	1,294	6,056		(4,792)	32,398
Interest income		(94)		(4,847)	(115)	(211)		4,792	(475)
Share in income of a joint venture		-		-	-	(599)		-	(599)
		(94)		24,993	1,179	5,246		-	31,324
Income (loss) before income taxes		(539)		(25,954)	7,471	(3,368)		(68)	(22,458)
Income taxes		(1,050)		(9,457)	3,961	(1,858)		-	(8,404)
Equity in the earnings of subsidiaries, net of tax		(14,565)		1,932	-	-		12,633	-
Net income (loss)		$(14,054)		$(14,565)	$3,510	$(1,510)		$12,565	$(14,054)

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2007

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,246	$-	$-	$-	$-	$2,246

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to trust	(143,700)	-	-	-	-	(143,700)
Increase in investments in trust	(3,182)	-	-	-	-	(3,182)
Increase in investments in escrow	(1,250)	-	-	-	-	(1,250)
Increase in acquisition	(1,134)	-	-	-	-	(1,134)
Additions to property, plant and equipment	(37)	-	-	-	-	(37)
Net cash used in investing activities	(149,303)	-	-	-	-	(149,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering – common stock and warrants	150,000	-	-	-	-	150,000
Gross proceeds from private offering –warrants	4,750	-	-	-	-	4,750
Payment of offering costs	(6,180)	-	-	-	-	(6,180)
Repayment of note payable to a related party	(500)					(500)
Net cash provided by financing activities	148,070	-	-	-	-	148,070

Net increase in cash and cash equivalents	1,013	-	-	-	-	1,013

Cash and cash equivalents at beginning of period	262	-	-	-	-	262
Cash and cash equivalents at end of period	$1,275	$-	$-	$-	$-	$1,275

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

Novamerican Steel Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 30, 2008

	Parent	Issuer	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation /Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3,102)	$(19,710)	$33,091	$4,726	$-	$15,005

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposal of property, plant and equipment	15	-	-	289	-	304
Additions to property, plant and equipment	-	-	(7,000)	(1,207)	-	(8,207)
Net cash used in investing activities	15	-	(7,000)	(918)	-	(7,903)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	-	15,300	-	12,949	-	28,249
Repayments of revolving credit facility	-	(15,300)	-	(24,117)	-	(39,417)
Refund of deposit	-	-	200	-	-	200
Advances to / from parent subsidiaries	768	19,961	(25,209)	4,480	-	-
Net cash provided by (used in) financing activities	768	19,961	(25,009)	(6,688)	-	(10,968)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(470)	-	(470)
Net increase (decrease) in cash and cash equivalents	(2,319)	251	1,082	(3,350)	-	(4,336)
Cash and cash equivalents, beginning of period	2,343	230	6,077	10,988	-	19,638
Cash and cash equivalents, end of period	$24	$481	$7,159	$7,638	$-	$15,302

Novamerican Steel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

15 - RESTRUCTURING CHARGES

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

For the three and nine months ended August 30, 2008, the Company recognized a restructuring charge of $4,002,000 and $8,915,000, respectively, relating to this program. The charge is included in the line item “Restructuring costs” in the accompanying Consolidated Statement of Operations.

The following table summarizes the components of the restructuring charge for the nine months ended August 30, 2008:

Severance, payroll and other related costs (1)	$8,534
Lease termination obligations and related costs (2)	294
Other exit costs (3)	87
Total restructuring charge	$8,915

(1)	Represents severance for 116 employees; 53 employees related to the Cambridge plant closing and an additional 63 salaried personnel.
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

The Company currently expects to complete the program in the first fiscal quarter of 2009 and expects to incur approximately $5.0 million in additional restructuring costs consisting primarily of severance costs for approximately 75 employees.

The following table summarizes the liability related to the 2008 restructuring program:

	Balance at November 24, 2007	Charges	Payments	Other	Balance at August 30, 2008
Severance, payroll and other related costs	$—	$8,534	$(2,821)	$—	$5,713
Lease termination obligations and related	—	294	(66)	—	228
Other facility exit costs	—	87	(62)	—	25
Foreign exchange	—	—	—	(248)	(248)
Total	$—	$8,915	$(2,949)	$(248)	$5,718

The Company also accelerated depreciation expense on property, plant and equipment at the Cambridge facility in the amount of $0 and $518,000 in the three and nine months ended August 30, 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

U.S. steel service center hot-rolled inventories rose sharply in August to approximately 3.3 months on hand coming off the slowest non-December shipment month since November 2007. We believe that underlying consumption in the U.S. and Canada has continued to weaken from the already sluggish pace of the past year, with a particularly weak automotive outlook.  In the U.S., the automotive, residential construction and related sectors are in a recessionary-like environment and have been over the last 18 months.  Canadian manufacturing, including automotive, has also experienced shrinkage.  The strength of the Canadian dollar versus the U.S. dollar has continued placing pressure on our Canadian customers that export into the U.S.  Globally, demand and pricing in markets outside of North America has weakened and, along with some strengthening in the U.S. currency, has increased imports for our market as demonstrated in recent month to month comparisons;  imports, however, remain below year ago levels.  The combination of higher imports into both the U.S. and Canada from other jurisdictions and relatively higher service center inventory levels has increased North American supply and, when combined with lower raw material costs for our suppliers, particularly much lower scrap prices in August, has resulted, in September, in the first sign of lower 2008 steel prices from steel mills.

Flat rolled carbon steel sheet prices continued their upward trend into July 2008, although price gains in July were more disparate among the steel mills and were relatively weaker than prior increases during this upward pricing cycle.  North American steel suppliers had pushed prices for hot rolled coil to about $1,100 per ton, with world spot export market prices as high as about $1,175 per ton.  In September, there was a reduction from these historically high levels with flat rolled carbon steel sheet prices decreasing to about $1,000 per ton and with some smaller mills offering even more aggressive pricing.  While mill costs remain high, easing scrap and freight costs will facilitate these decreases. We believe increasing supply and higher inventory levels should continue resulting in softening prices, at least through the end of 2008.  The outlook for the U.S. dollar, freight rates and other world steel sheet markets indicate that import pressures are likely to increase, providing for potentially lower prices in the near term. We experienced price increases peaking in July 2008, mainly in our structural tubing, steel sheet and distribution channels.  Although our ability to raise prices depends on multiple market factors, we have been successfully passing along price increases of steel on a timely basis through July but have begun experiencing declining prices through August.  Our profitability typically expands during inclining price cycles and contracts during declining price cycles.

We experienced a softening in demand in our structural tubing and distributed products toward the end of the third fiscal quarter. Continued high gasoline prices, tighter consumer credit conditions and overall broader economic weakness have weakened an already low demand outlook for steel sheet and tubular products used in large truck and SUV vehicles.

We expect our volumes in the fourth fiscal quarter of 2008 to be lower than the third fiscal quarter of 2008, including continued softening demand from our distribution and structural tubing customers. Our automotive business should be flat in the fourth fiscal quarter when compared to the third fiscal quarter despite the return from extended summer shutdowns, with a negative outlook based on further weakening of demand because of tighter credit conditions for auto buyers. Overall, our 2008 fourth fiscal quarter is expected to result in comparable revenue, lower operating expenses and lower operating profit when compared to our 2008 third fiscal quarter. Cash flows from operations, however, will remain strong, resulting primarily from higher sources of cash from the liquidation of non-replenishable inventories and overall improved inventory cycle times.

We have significantly progressed our project plans for implementing our operating methodology, The Decalogue™, at the Company. This transformation allows us to operate as one system versus 21 separate facilities, and will (a) enable the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) experience a permanent cash inventory reduction of at least $60.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing, distribution and sales processes.

We have defined our future business model based on the predictability, reliability and speed of our material flow.  We have reached agreement with our key suppliers for operating on an actual, usage-based replenishment model with reliable, expedient delivery of materials.  We have calculated our inventory buffers based on statistical methods.   To date this has resulted in the generation of $26.3 million of cash from inventory reductions.  We will permanently liquidate all remaining inventory that does not fit in our replenishment model.  We expect that these reductions will result in a source of cash of at least $60 million.

We have designed our organization systemically, with replenishment representing the strategically defined internal constraint of our system.  This will result in the reduction of approximately 200 employees, primarily in the areas of administration and general management, purchasing, inside sales and accounting, offset by the addition of approximately 50 new employees of substantially different competencies, educational backgrounds and cultural diversities. To date, we have hired professionals in the areas of Statistical Studies, Quality, Material Science, New Product Development, Marketing, Logistics, Safety, Process Engineering, Synchronized Manufacturing, Human Development, Information Services and Sales, among others, of which over 30 have post-graduate degrees, including 7 PhDs.  We are becoming a Decalogue™ company, that is, a knowledge-based organization.

We expect total restructuring charges for this organizational redesign of approximately $14.0 million, primarily for the severance and related costs for terminated employees. We recorded a restructuring charge of approximately $4.0 million and $8.9 million for the three and nine months ended August 30, 2008, respectively.  We made cash restructuring payments of $1.9 million and $2.9 million, for the three and nine months ended August 30, 2008, respectively. These organizational changes and the closure of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008.  We anticipate incurring additional restructuring charges of approximately $5.0 million in the fourth fiscal quarter of 2008.

We incurred approximately $2.0 million in the 2008 third fiscal quarter for operating expenses associated with hiring, training and development required for these changes and certain other redundant organizational expenses resulting from increasing certain resources in advance of other reductions.

We have defined new, throughput-based, operational measurements companywide that measure the speed of our cash generation on a daily basis.

Three Months Ended August 30, 2008 as compared to Three Months Ended September 30, 2007

The consolidated financial statements for the three months ended September 30, 2007 (the “third fiscal quarter of 2007”) include only the financial results of Symmetry Holdings Inc. (“Symmetry”). The financial statements for the three months ended August 30, 2008 (the “third fiscal quarter of 2008”) include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc. (including the former Novamerican Steel Inc. (“Acquired Company” or the “Predecessor”)), and Novamerican Steel U.S. Inc. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

In the third fiscal quarter of 2008, net sales increased to $230.9 million. Total tons directly sold and toll processed were 365,822.  Direct sales tons were 190,255 while toll processing tons were 175,567. The effects of changes in the exchange rate of the Canadian dollar had a positive impact on sales of approximately $2.8 million. In the third fiscal quarter of 2007, both net sales and tons directly sold and processed were nil.

Cost of sales was $183.2 million, or 79.3% of net sales, for the third fiscal quarter of 2008.

Gross margin was $47.7 million, or 20.7% of net sales, for the third fiscal quarter of 2008, primarily from higher average selling prices relative to cost of steel sold.

Operating expenses were $40.0 million for the third fiscal quarter of 2008, an increase of $39.6 million from the third fiscal quarter of 2007.  For the third fiscal quarter of 2008, operating expenses included $14.2 million, or 6.1% of net sales, in plant expenses, $7.3 million, or 3.2% of net sales, for delivery, $2.7 million, or 1.2% of net sales, for selling expenses, and $9.8 million, or 4.2% of net sales, in general and administrative expenses. Operating expenses also included a restructuring charge of $4.0 million, or 1.7% of net sales, associated with the implementation of organizational changes.  Plant operating expenses included approximately $1.1 million for additional depreciation associated with the purchase price allocation to property, plant and equipment at our Cambridge facility.  General and administrative expenses included $2.0 million for hiring, training and development during the quarter for more than 75 employees associated with the Decalogue™ implementation. Less favorable exchange rates resulted in an increase of $0.3 million in operating expenses.  Operating expenses also included $1.9 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  Excluding the impact of exchange rates, additional depreciation, amortization, training and development, and the restructuring charge, operating expenses would have been $30.7 million.  For the third fiscal quarter of 2007, operating expenses included operating costs of Symmetry.

In the third fiscal quarter of 2008, interest income was $0.2 million while interest expense was $10.2 million.  Interest expense on our Senior Secured Notes and the ABL Credit Facility was $9.3 million and $0.2 million, respectively, for the third fiscal quarter of 2008.  Interest on the Senior Secured Notes during such period included $0.2 million in additional interest expense resulting from the delayed registration of the Senior Secured Notes . The remaining $0.7 million of interest expense primarily represented the amortization of deferred financing charges. The average balance of debt outstanding on the ABL Credit Facility for the third fiscal quarter was $77.7 million with an average interest rate of 5.36%.  The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%. In the third fiscal quarter of 2007, the Company recorded interest income of $1.9 million, substantially all of which was earned on offering proceeds held in trust from March 31, 2007 through September 30, 2007.

Loss before income taxes in the third fiscal quarter of 2008 was $2.0 million, as compared to income before taxes in the third fiscal quarter of 2007 of $1.6 million.  The third fiscal quarter loss before income taxes includes $4.0 million for the restructuring charge, $1.9 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, and $1.1 million for additional depreciation associated with the purchase price allocation to property, plant and equipment at our Cambridge facility.

Income taxes were a benefit of $0.2 million and expense of $0.6 million for the third fiscal quarter of 2008 and the third fiscal quarter of 2007, respectively, and reflect an estimated effective income tax rate of approximately 35% and 40%, respectively. The effective income tax rate for the three months ended August 30, 2008 is lower than the estimated rate due to additional tax expense of $0.3 million resulting from adjusting certain original estimates to actual from filing the fiscal 2007 U.S. tax returns and the cumulative effect of a lower effective tax rate.

Net loss was $1.8 million in the third fiscal quarter of 2008, or net loss of $0.08 per basic and diluted share outstanding, as compared to net income of $0.9 million in the third fiscal quarter of 2007, or net income of $0.04 per basic and $0.03 per diluted share outstanding.

Three Month Pro Forma Financial Statements

This Report includes unaudited pro forma condensed combined financial information that combines the historical statements of operations of Acquired Company, also known as the Predecessor, for the period from May 27, 2007 to August 25, 2007 and for Novamerican Steel for the period from July 1, 2007 to September 30, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007.  The consolidated financial statements of Acquired Company, for the three months ended August 25, 2007 are included in Exhibit 99.1 to this filing.

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

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Fiscal Three Months Ended September 30, 2007
(in thousands of U.S. dollars, except per share data)

	Novamerican 9/30/07	Acquired Company 8/25/07	Pro Forma Adjustments	Pro Forma Combined	Notes
Net sales	$-	$191,480	$-	$191,480
Cost of sales	-	155,019	-	155,019
Gross margin	-	36,461	-	36,461
Operating expenses
Plant	-	10,517	622	11,139	(1)
Delivery	-	5,762	-	5,762
Selling	-	3,305	-	3,305
Formation and operating costs	365	-	-	365
Amortization of intangibles	-	-	1,996	1,996	(1)
Administrative and general	-	5,838	(2,385)	3,453	(2)
	365	25,422	233	26,020

Operating income (loss)	(365)	11,039	(233)	10,441

Interest income, net	(1,928)	-	1,928	-	(3)
Interest expense, net	-	(350)	11,258	10,908	(4)
Share in income of joint venture	-	(39)	-	(39)
	(1,928)	(389)	13,186	10,869

Income (loss) before income taxes	1,563	11,428	(13,419)	(428)
Income taxes (benefit)	622	4,063	(4,826)	(141)	(5)

Net income (loss)	$941	$7,365	$(8,593)	$(287)

Net income (loss)	$941	$7,365	$(8,593)	$(287)
Interest expense (income)	(1,928)	(350)	13,186	10,908
Depreciation and amortization	2	2,680	2,286	4,968
Income tax	622	4,063	(4,826)	(141)
EBITDA	$(363)	$13,758	$2,053	$15,448
Weighted average number of shares:
Basic	23,437,500	10,450,000	(12,435,196)	21,452,304	(6)
Diluted	29,839,147	10,450,000	(18,836,843)	21,452,304	(7)
Earnings (loss) per share
Basic	$0.04	0.70		$(0.01)
Diluted	$0.03	0.70		$(0.01)

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

Based on a preliminary valuation of acquired property, plant and equipment, the incremental value over net book value of the assets placed into service and the increased depreciation has been calculated as follows:

	Step Up inValue	Depreciable life	Increased Depreciation
Buildings	$6,635	30	$55
Machinery and equipment	33,999	15	567
			$622

Based on the preliminary valuation of the acquired intangible assets, intangible assets and the related amortization have been calculated as follows:

	Step Up in Value	Amortizable life	Amortization
Trade name	$17,500	indefinite	$-
Customer relationships	43,600	12	908
Non-compete agreements	8,700	2	$1,088
			1,996

Note 2
Adjustments to (a) eliminate the salaries of $0.566 million and bonuses of $0.593 million paid to five senior management employees of Acquired Company who terminated their employment immediately after closing of the Acquisition, (b) eliminate $0.815 million in operating costs of a building and aircraft sold immediately after closing of the Acquisition as required under the arrangement agreement relating to the Acquisition (net of $0.391 million in lease payments associated with the leaseback of the building), (c) report the estimated salaries and benefits of Novamerican’s new executive management team and (d) eliminate transaction and consulting fees incurred and expensed by Novamerican.

Administrative and general expenses—compensation	$(1,159)
Administrative and general expenses—Novamerican projected costs	500
Administrative and general expenses—operating expenses for assets sold, net	(425)
Administrative and general expenses—Novamerican incurred transaction costs (not capitalized)	(215)
Administrative and general expenses—Acquired Company incurred transaction costs (not capitalized)	(1,086)
Total	$(2,385)

Note 3
To eliminate interest income earned on cash accounts and the Symmetry Trust Account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$1,928
Total	$1,928

Note 4
To reflect interest expense on the Senior Secured Notes and amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2007 and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2007, to reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2007 and to reverse Acquired Company’s interest expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2007. The interest rate on the ABL Credit Facility used to calculate the pro forma interest expense was the daily average LIBOR rate plus 175 basis points. In addition, the $175.0 million ABL Credit Facility has a facility fee calculated as 30 basis points of the undrawn portion. The interest rate used to calculate pro forma interest expense on the Senior Secured Notes was 11.50%. Deferred financing costs were 1.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Senior Secured Notes ($315.0 million). A 1/8% increase in the interest rate would have correspondingly increased pro forma interest expense by approximately $21,000, and a 1/8% decrease in the interest rate would have correspondingly decreased pro forma interest expense by approximately $21,000.

Interest expense—ABL Credit Facility	$1,230
ABL Credit Facility fee	81
Interest expense—Senior Secured Notes	9,056
Financing fees	541
Interest income, net—historical Acquired Company	350
Total	$11,258

Note 5
To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the three months ended September 30, 2007.

Income tax expense	$(4,826)
Total	$(4,826)

Note 6
Reflects the elimination of Acquired Company's shares and presentation of Novamerican’s shares as if the shares issued in Novamerican’s initial public offering had occurred at the beginning of the period presented.

Note 7
Reflects the elimination of Acquired Company's shares and exclusion of the potentially dilutive impact of 23,704,069 of Novamerican’s warrants convertible into common stock, because they would be anti-dilutive on a pro forma basis as a result of the pro forma loss per share.

Company's Actual three months ended August 30, 2008 compared to Pro Forma three months ended September 30, 2007

In the third fiscal quarter of 2008, net sales increased by $39.4 million, or 20.6%, to $230.9 million, compared with $191.5 million in the pro forma third fiscal quarter of 2007. The impact of exchange rates on sales was an increase of $2.8 million.  Excluding the impact of exchange rates, net sales would have increased by $36.6 million, or 19.1%, compared with the pro forma third fiscal quarter of 2007.  Increased sales were primarily driven by higher structural tube volumes and prices and higher sheet volumes, somewhat offset by lower automotive sheet and tubular products.

Total tons directly sold and toll processed increased by 8.0% to 365,822 tons in the third fiscal quarter of 2008 from 338,738 tons for the pro forma third fiscal quarter of 2007. Total tons in the third fiscal quarter of 2008 included 190,255 tons from direct sales and 175,567 tons from toll processing. Direct sale tons decreased by 2.0% to 190,255 tons in the third fiscal quarter of 2008 from 194,074 tons for the pro forma third fiscal quarter of 2007. The decrease in direct sale tons resulted from lower automotive sheet and tubular products.   Toll processed tons increased by 21.4% to 175,567 tons in the third fiscal quarter of 2008 from 144,664 tons for the pro forma third fiscal quarter of 2007.  The increase in tons toll processed in the third fiscal quarter of 2008 was primarily driven by increased market share with certain major customers, somewhat offset by weaker processing for steel mills and processing centers, primarily resulting from weaker Canadian automotive and manufacturing sectors.

Gross margin increased to $47.7 million from $36.5 million, or to 20.7% from 19.1% as a percentage of net sales, in the third fiscal quarter of 2008 as compared to the pro forma third fiscal quarter of 2007, primarily from higher average selling prices relative to cost of steel sold.  Changes in exchange rates resulted in an increase of $0.2 million in gross margin.  Excluding the impact of exchange rates, gross margin would have increased by $11.0 million to $47.5 million, or 20.8% as a percentage of net sales.

Operating expenses increased $14.0 million, or 53.8%, and increased to 17.3% from 13.6% as a percentage of net sales, for the third fiscal quarter of 2008 as compared to the pro forma third fiscal quarter of 2007.  The increase was primarily attributed to plant operating expenses of $14.2 million, or 6.1% of net sales, as compared to $11.1 million, or 5.8% of net sales and general and administrative expenses of $9.8 million, or 4.2% of net sales, as compared to $3.5 million, or 1.8% of net sales. Operating expenses also included a restructuring charge of $4.0 million, or 1.7% of net sales, associated with the implementation of organizational changes.  Plant operating expenses included approximately $1.1 million for additional depreciation associated with the purchase price allocation to property, plant and equipment at our Cambridge facility.  General and administrative expenses included $2.0 million for hiring, training and development during the quarter for more than 75 employees associated with the Decalogue™ implementation.  Less favorable exchange rates resulted in an increase of $0.3 million in operating expenses.  Operating expenses also included $1.9 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  Excluding the impact of exchange rates, additional depreciation, amortization, hiring, training and development expenses and the restructuring charge, operating expenses would have increased $4.7 million.  Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma third fiscal quarter of 2007, of the following: $1.2 million in compensation for the former officers of Acquired Company, $0.4 million in operating costs associated with the assets disposed as part of the Acquisition, including the aircraft and $1.3 million for expenses associated with the Acquisition. The pro forma adjustments also include $0.5 million of ongoing costs for Novamerican’s principal executive officers.

In the third quarter of 2008, interest income was $0.2 million as compared to $0.0 million in the pro forma third fiscal quarter of 2007.  Interest expense was $10.2 million, a decrease of $0.7 million as compared to $10.9 million in the pro forma third fiscal quarter of 2007.  Interest expense on the Senior Secured Notes and ABL Credit Facility was $9.3 million and $0.2 million, respectively, for the third fiscal quarter of 2008 and $9.1 million and $1.2 million, respectively, for the pro forma third fiscal quarter of 2007. The remaining $0.7 million and $0.6 million of interest expense for the third fiscal quarter of 2008 and pro forma third fiscal quarter of 2007, respectively, primarily represents the amortization of deferred financing charges.

Loss before income taxes in the third fiscal quarter of 2008 was $2.0 million, as compared to loss before taxes in the pro forma third fiscal quarter of 2007 of $0.4 million.  The third fiscal quarter loss before income taxes includes $4.0 million for the restructuring charge, $1.9 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $1.1 million for additional depreciation associated with the purchase price allocation to property, plant and equipment at our Cambridge facility.

Income taxes were a benefit of $0.2 million and expense of $0.1 million for the third fiscal quarter of 2008 and the pro forma third fiscal quarter of 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 35.0% and 33.0%, respectively.  The effective income tax rate for the three months ended August 30, 2008 is lower than the estimated rate due to additional tax expense of $0.3 million resulting from adjusting certain original estimates to actual from filing the fiscal 2007 U.S. tax returns and the cumulative effect of a lower effective tax rate.

Net loss was $1.8 million in the third fiscal quarter of 2008, or net loss of $0.08 per basic and diluted share outstanding, as compared to net loss of $0.3 million in the pro forma third fiscal quarter of 2007, or net loss of $0.01 per basic and diluted share outstanding.

Nine Months Ended August 30, 2008 as compared to Nine Months Ended September 30, 2007

The consolidated financial statements for the nine months ended September 30, 2007 (the “first three fiscal quarters of 2007”) include only the financial results of Symmetry. The financial statements for the nine months ended August 30, 2008 (the “first three fiscal quarters of 2008”) include the financial results of Novamerican, its wholly-owned subsidiaries Novamerican Steel Holdings Inc., Novamerican Steel Finco Inc., Novamerican Steel Canada Inc., and Novamerican Steel U.S. Inc.   All intercompany balances and transactions have been eliminated in the consolidated financial statements.  The first three fiscal quarters of 2008 included 40 weeks of operations whereas the first three fiscal quarters of 2007 included 39 weeks.

In the first three fiscal quarters of 2008, net sales increased to $667.9 million.  Total tons directly sold and toll processed were 1,139,287.  Direct sales tons were 625,251 while toll processing tons were 514,036.  In the first three fiscal quarters of 2007, both net sales and tons directly sold and processed were nil.

Cost of sales was $543.2 million, or 81.3% of net sales, for the first three fiscal quarters of 2008.  Cost of sales included the remaining $6.7 million of the total $7.8 million of purchase price that was allocated to certain acquired inventories to reflect their fair market value on the date of the Acquisition.  Excluding the purchase price allocation to inventory, cost of sales represented 80.3% of net sales.

Gross margin for the first three fiscal quarters of 2008 was $124.7 million or 18.7% of net sales.  Gross margin was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory.  Excluding the purchase price allocation to inventory, gross margin was $131.4 million and 19.7% of net sales.  All of the remaining purchase price allocation to inventory was included in the first two fiscal quarters of 2008 as acquired inventories were sold.

Operating expenses were $115.9 million for the first three fiscal quarters of 2008, an increase of $115.0 million from the first three fiscal quarters of 2007.  For the first three fiscal quarters of 2008, operating expenses included plant expenses of $41.2 million, or 6.2% of net sales, delivery expenses of $21.8 million, or 3.3% of net sales, selling expenses of $9.8 million, or 1.5% of net sales, and general and administrative expenses of $28.2 million, or 4.2% of net sales. Operating expenses also included a restructuring charge of $8.9 million, or 1.3% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Plant operating expenses included approximately $2.8 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility.  General and administrative expenses included $3.7 million for hiring, training and development during the first three fiscal quarters of 2008 for more than 175 employees associated with The Decalogue™ implementation.  Less favorable exchange rates resulted in an increase of $5.2 million in operating expenses.  Operating expenses also included $5.9 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  The impact of an extra week in the first three fiscal quarters of 2008 as compared to the first three fiscal quarters of 2007 was an increase of $2.5 million.  Excluding the additional depreciation, amortization, training, the restructuring charge, and after adjusting for the extra week in the first two fiscal quarters, operating expenses would have been $86.4 million.  For the first three fiscal quarters of 2007, operating expenses included formation and operating costs of Symmetry.

In the first three fiscal quarters of 2008, interest income was $0.5 million while interest expense was $32.4 million.  Interest expense on the Senior Secured Notes and the ABL Credit Facility was $28.2 million and $2.5 million, respectively, for the first three fiscal quarters of 2008. Interest on the Senior Secured Notes includes $0.2 million in higher interest expense resulting from the delayed registration of the Senior Secured Notes. The average balance of debt outstanding on the ABL Credit Facility for the first three fiscal quarters was $72.9 million with an average interest rate of 5.89%.  The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%.  The remaining $1.7 million of interest expense primarily represented the amortization of deferred financing charges. In the first three fiscal quarters of 2007, the Company recorded interest income of $4.3 million, substantially all of which was earned on offering proceeds held in trust from March 12, 2007 through September 30, 2007.

Loss before income taxes in the first three fiscal quarters of 2008 was $22.5 million, versus income before taxes in the first three fiscal quarters of 2007 of $3.3 million.  The loss includes $6.7 million of purchase price that was allocated to certain acquired inventories, $8.9 million for the restructuring charge, $5.9 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $3.3 million higher depreciation associated with the purchase price allocation and accelerated depreciation associated with the closure of the Cambridge facility.

Income taxes were a benefit of $8.4 million and expense of $1.3 million for the nine months ended August 30, 2008 and the nine months ended September 30, 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 35% and 33%, respectively.  The effective income tax rate for the nine months ended August 30, 2008 is higher than the estimated rate by approximately $0.5 million in net income tax benefit.  The benefit is comprised of a $1.3 million benefit from a statutory rate reduction in Canada, partially offset by the additional $0.8 million in tax expenses resulting from the filing of the fiscal 2007 Canadian tax returns.

Net loss was $14.1 million in the first three fiscal quarters of 2008, or net loss of $0.64 per basic and diluted share outstanding, as compared to net income of $2.1 million in the first three fiscal quarters of 2007, or a net income of $0.11 per basic and $0.09 per diluted share outstanding.

Nine Month Pro Forma Financial Statements

This Report includes unaudited pro forma condensed combined financial information that combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to August 25, 2007 and for Novamerican for the period from January 1, 2007 to September 30, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007.  The consolidated financial statements of Acquired Company, also known as the Predecessor, for the nine months ended August 25, 2007 are included in Exhibit 99.1 to this filing.

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

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Fiscal Nine Months Ended September 30, 2007
(in thousands of U.S. dollars, except per share data)

	Novamerican 9/30/07	Acquired Company 8/25/07	Pro Forma Adjustments	Pro Forma Combined	Notes
Net sales	$-	$591,117	$-	$591,117
Cost of sales	-	478,295	-	478,295
Gross margin	-	112,822	-	112,822
Operating expenses
Plant	-	31,742	1,866	33,608	(1)
Delivery	-	17,964	-	17,964
Selling	-	10,480	-	10,480
Formation and operating costs	945	-	-	945
Amortization of intangibles	-	-	5,988	5,988	(1)
Administrative and general	-	19,717	(5,566)	14,151	(2)
	945	79,903	2,288	83,136

Operating income	(945)	32,919	(2,288)	29,686

Interest income, net	(4,261)	-	4,261	-	(3)
Interest expense, net	-	(918)	33,601	32,683	(4)
Share in income of joint venture	-	(133)	-	(133)
	(4,261)	(1,051)	37,862	32,550

Income (loss) before income taxes	3,316	33,970	(40,150)	(2,864)
Income taxes (benefit)	1,258	11,349	(13,552)	(945)	(5)

Net income (loss)	$2,058	$22,621	$(26,598)	$(1,919)

Net income (loss)	$2,058	$22,621	$(26,598)	$(1,919)
Interest expense (income)	(4,261)	(918)	37,862	32,683
Depreciation and amortization	5	7,947	6,794	14,746
Income tax	1,258	11,349	(13,552)	(945)
EBITDA	$(940)	$40,999	$4,506	$44,565

Weighted average Number of shares:
Basic	18,784,722	10,450,000	(7,782,418)	21,452,304	(6)
Diluted	23,322,079	10,450,000	(12,319,775)	21,452,304	(7)
Earnings (loss) per share
Basic	$0.11	$2.16		$(0.09)
Diluted	$0.09	$2.16		$(0.09)

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

Plant depreciation	$1,866
Amortization—intangible assets	5,988
Total	$7,854

Based on a preliminary valuation of acquired property, plant and equipment, the incremental value over net book value of the assets placed into service and the increased depreciation has been calculated as follows:

	Step Up inValue	Depreciable life	Increased Depreciation
Buildings	$6,635	30	$166
Machinery and equipment	33,999	15	1,700
			$1,866

Based on the preliminary valuation of the acquired intangible assets, intangible assets and the related amortization have been calculated as follows:

	Step Up in Value	Amortizable life	Amortization
Trade name	$17,500	indefinite	$-
Customer relationships	43,600	12	2,725
Non-compete agreements	8,700	2	$2,263
			5,988

Note 2
Adjustments to (a) eliminate the salaries of $1.6 million and bonuses of $2.5 million paid to five senior management employees of Acquired Company who terminated their employment immediately after closing of the Acquisition, (b) eliminate $2.6 million in operating costs of a building and aircraft sold immediately after closing of the Acquisition as required under the arrangement agreement relating to the Acquisition (net of $1.2 million in lease payments associated with the leaseback of the building), (c) report the estimated salaries and benefits of Novamerican’s new executive management team and (d) eliminate transaction and consulting fees incurred and expensed by Novamerican.

Administrative and general expenses—compensation	$(4,116)
Administrative and general expenses—Novamerican projected costs	1,500
Administrative and general expenses—operating expenses for assets sold, net	(1,411)
Administrative and general expenses—Novamerican incurred transaction costs (not capitalized)	(453)
Administrative and general expenses—Acquired Company incurred transaction costs (not capitalized)	(1,086)
Total	$(5,566)

Note 3
To eliminate interest income earned on cash accounts and the Symmetry Trust Account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$4,261
Total	$4,261

Note 4
To reflect interest expense on the Senior Secured Notes and amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2007 and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2007, to reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2007 and to reverse Acquired Company’s interest expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2007. The interest rate on the ABL Credit Facility used to calculate the pro forma interest expense was the daily average LIBOR rate plus 175 basis points. In addition, the $175.0 million ABL Credit Facility has a facility fee calculated as 30 basis points of the undrawn portion. The interest rate used to calculate pro forma interest expense on the Senior Secured Notes was 11.50%. Deferred financing costs were 1.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Senior Secured Notes ($315.0 million).  A 1/8% increase in the interest rate would have correspondingly increased pro forma interest expense by approximately $63,000, and a 1/8% decrease in the interest rate would have correspondingly decreased pro forma interest expense by approximately $63,000.

Interest expense—ABL Credit Facility	$3,650
ABL Credit Facility fee	241
Interest expense—Senior Secured Notes	27,169
Financing fees	1,623
Interest income, net—historical Acquired Company	918
Total	$33,601

Note 5
To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the nine months ended August 25, 2007.

Income tax expense	$(13,552)
Total	$(13,552)

Note 6
Reflects the elimination of Acquired Company's shares and presentation of the Novamerican’s shares as if the shares issued in Novamerican’s initial public offering had occurred at the beginning of the period presented.

Note 7
Reflects the elimination of Acquired Company's shares and exclusion of the potentially dilutive impact of 23,704,069 of Novamerican’s warrants convertible into common stock, because they would be anti-dilutive on a pro forma basis as a result of the pro forma loss per share.

Company's Actual nine months ended August 30, 2008 compared to Pro Forma nine months ended September 30, 2007

In the first three fiscal quarters of 2008, net sales increased by $76.8 million, or 13.0%, to $667.9 million, compared with $591.1 million in the pro forma first three fiscal quarters of 2007. The impact of exchange rates on sales was an increase of $35.7 million.  Excluding the impact of exchange rates, net sales would have increased by $41.1 million, or 7.0%, compared with the pro forma first three fiscal quarters of 2007.  Increased sales were primarily driven by higher structural tube volumes and prices and higher sheet volumes, somewhat offset by lower automotive sheet and tubular products.

Total tons directly sold and toll processed increased by 5.4% to 1,139,287 tons in the first three fiscal quarters of 2008 from 1,081,248 tons for the pro forma first three fiscal quarters of 2007. Total tons in the first three fiscal quarters of 2008 included 625,251 tons from direct sales and 514,036 tons from toll processing. Direct sale tons increased by 0.2% to 625,251 tons in the first three fiscal quarters of 2008 from 624,153 tons for the pro forma first three fiscal quarters of 2007, primarily from higher structural tube and distribution shipments, somewhat offset by lower automotive sheet and tubular products.  Toll processed tons increased by 12.5% to 514,036 tons in the first three fiscal quarters of 2008 from 457,095 tons for the pro forma first three fiscal quarters of 2007.  The increase in tons toll processed in the first three fiscal quarters of 2008 was primarily driven by increased market share with certain major customers somewhat offset by weaker processing for steel mills and processing centers, primarily resulting from weaker Canadian automotive and manufacturing sectors.

Gross margin increased to $124.7 million from $112.8 million, and decreased from 19.1% to 18.7% as a percentage of net sales, in the first three fiscal quarters of 2008 as compared to the pro forma first three fiscal quarters of 2007.  The increase in gross margin is primarily from higher average selling prices relative to cost of steel sold, partially offset by $6.7 million of additional costs associated with the purchase price allocation to inventory. The impact of exchange rates on gross margin was an increase of $6.0 million.  Excluding the impact of exchange rates and the purchase price allocation to inventory, gross margin would have increased by $12.6 million to $125.4 million, or 19.8% as a percentage of net sales.

Operating expenses increased by $32.7 million, or 39.4%, to 17.3% from 14.1% as a percentage of net sales for the first three fiscal quarters of 2008 as compared to the pro forma first three fiscal quarters of 2007.  The increase was primarily attributed to plant operating expenses of $41.2 million, or 6.2% of net sales, as compared to $33.6 million, or 5.7% of net sales and general and administrative expenses of $28.2 million, or 4.2% of net sales, as compared to $14.2 million, or 2.4% of net sales. Operating expenses also included a restructuring charge of $8.9 million, or 1.3% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes.  Plant operating expenses included approximately $2.8 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. General and administrative expenses included $3.7 million for hiring, training and development during the quarter for more than 175 employees associated with The Decalogue™ implementation. The impact of exchange rates on operating expenses was an increase of $5.2 million.  Operating expenses also included $5.9 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  The impact of an extra week in the first three fiscal quarters was an increase of $2.5 million.  Excluding the impact of exchange rates, the additional depreciation, amortization, training and development expenses, the restructuring charge, and after adjusting for the extra week in the first three fiscal quarters, operating expenses would have increased by $3.3 million.  Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma first three fiscal quarters of 2007, of the following: $4.1 million in compensation for the former officers of Acquired Company, $1.4 million in operating costs associated with the assets disposed as part of the Acquisition, including the aircraft and $1.6 million for costs associated with the Acquisition. The pro forma adjustments also include $1.5 million of ongoing costs for Novamerican’s principal executive officers.

In the first three fiscal quarters of 2008, interest income was $0.5 million as compared to $0 million in the pro forma first three fiscal quarters of 2007.  Interest expense was $32.4 million, a decrease of $0.3 million as compared to the pro forma first three fiscal quarters of 2007.  Interest expense on the Senior Secured Notes and ABL Credit Facility was $28.2 million and $2.5 million, respectively, for the first three fiscal quarters of 2008 and $27.2 million and $3.7 million, respectively, for the pro forma first three fiscal quarters of 2007. The remaining $1.7 million and $1.6 million of interest expense in the first three fiscal quarters of 2008 and the pro forma first three fiscal quarters of 2007, respectively, represents the amortization of deferred financing charges.

Income taxes were a benefit of $8.4 million and benefit of $0.9 million for the nine months ended August 30, 2008 and the pro forma nine months ended September 30, 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 35% and 33%, respectively.  The effective income tax rate for the nine months ended August 30, 2008 is higher than the estimated rate by approximately $0.5 million in net income tax benefit.  The benefit comprises a $1.3 million benefit from a statutory rate reduction in Canada, partially offset by the $0.8 million in tax expenses resulting from the filing of fiscal 2007 U.S. and Canadian tax returns.

Net loss was $14.1 million in the first three fiscal quarters of 2008, or net loss of $0.64 per basic and diluted share outstanding, as compared to net loss of $1.9 million in the pro forma first three fiscal quarters of 2007, or net loss of $0.09 per basic and diluted share.

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

During the third fiscal quarter of 2008, the average exchange rate of the Canadian dollar versus the U.S. dollar was 1.0255 compared to 1.0582 for the third fiscal quarter of 2007.

The impact of these events in the third fiscal quarter of 2008 was an increase of $2.8 million in net sales, $2.6 million in cost of goods sold and $0.3 million in operating expenses.

We have Canadian dollar denominated long term debt under the ABL Credit Facility. At August 30, 2008, the entire $57.7 million in principal outstanding under the ABL Credit Facility was denominated in Canadian dollars.

In the third fiscal quarter of 2008, we had a net total of $0.6 million in currency gains.  In the third fiscal quarter of 2007, currency gains and losses were nil.

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

On November 15, 2007, the Company and its affiliates entered into a $175.0 million, five year, asset-based revolving credit facility. The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block of the calculated borrowing base. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in an aggregate principal amount of up to $50.0 million.

As of August 30, 2008, the aggregate borrowing base was $152.7 million (net of the $15.0 million availability block), of which $1.9 million was utilized for letter of credit obligations and approximately $57.7 million was outstanding under the ABL Credit Facility.  Since the borrowing base under the ABL Credit Facility consists of certain eligible accounts receivable and inventory, some of which are denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base. At August 30, 2008, approximately $93.1 million was available for future borrowings.  For the three and nine months ended August 30, 2008, the weighted-average interest rates of borrowed ABL Credit Facility funds were 5.36% and 5.89%, respectively.

On November 15, 2007, the Company, through its subsidiary Novamerican Steel Finco Inc., issued Senior Secured Notes in an aggregate principal amount of $315.0 million. Interest on the Senior Secured Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15, with the first interest payment having been due and paid on May 15, 2008.  The Senior Secured Notes mature on November 15, 2015.

On August 30, 2008, our total long-term debt was $372.6 million and we had $15.3 million of cash and cash equivalents (or a net debt of $357.3 million).  Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt and other obligations.  Our leverage and these obligations make us more vulnerable to economic downturns in the event that these obligations are greater or timing of payment is sooner than expected.

Our business strategies place the highest priority on accelerating the amount and speed of cash generated every day. Our efforts include leveraging the Novamerican system, that is, our replenishment, processing, distribution and manufacturing network, by accelerating the speed that we replenish, process and sell across all of our potential markets.

We expect cash flow from operations to be positively impacted by our plans for implementing our operating methodology, the Decalogue™, at Novamerican.  We have significantly progressed our project plans for implementing our operating methodology, The Decalogue™, at the Company. This transformation allows us to operate as one system versus 21 separate facilities, and will (a) enable the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) experience a permanent cash inventory reduction of at least $60.0 million primarily from this faster replenishment and operating cycle, and (c) implement organizational changes, especially in our replenishment, processing, distribution and sales processes.These organizational changes and the closure of the Cambridge facility will result in approximately $10.0 million, net, in annual operating expense reductions, with that resulting run rate realized by the end of 2008.

We expect total restructuring charges for this organizational redesign of approximately $14.0 million, primarily for the severance and related costs for terminated employees. We recorded a restructuring charge of approximately $4.0 million and $8.9 million for the three and nine months ended August 30, 2008, respectively.  We made cash restructuring payments of $1.9 million and $2.9 million, for the three and nine months ended August 30, 2008, respectively.  We anticipate incurring additional restructuring charges of approximately $5.0 million in the fiscal fourth quarter of 2008, from the costs associated with the termination of an additional 75 employees.

The plan also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control, sales, marketing and human resources.  These organizational changes will increase the speed of our cycle time improvements and resultant inventory reductions.  The cost of these resources is included in our estimated net operating expense reductions.  We incurred approximately $2.0 million in the 2008 third fiscal quarter for operating expenses associated with hiring, training and development required for these changes and certain other redundant organizational expenses resulting from increasing certain resources in advance of other reductions.

Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, interest payments, timing of capital investments and other factors.  Our interest payments on the Senior Secured Notes total $36.2 million per annum with installments of $18.1 million paid on each of May 15th and November 15th. We generated cash from inventory reductions through the fiscal quarter ended August 30, 2008, of $26.3 million, and expect total net cash generated from inventory of at least $60.0 million this fiscal year.

We expect cash interest payments to be approximately $41.5 million in fiscal 2008 with approximately $19.5 million expected in the fourth fiscal quarter of 2008.  We spent $8.0 million in capital expenditures in the first three fiscal quarters of 2008, including $6.5 million for the Morrisville, Pennsylvania structural tubing facility expansion.  We expect capital expenditures of approximately $11.0 million in fiscal 2008, with an additional $2.0 million in the fiscal fourth quarter for the completion of the expansion at our Morrisville, Pennsylvania structural tubing facility.  We believe the completion of this expansion should result in an additional market demand for us of up to 50,000 tons of structural tubing.  We expect cash restructuring payments of approximately $6.0 million in fiscal 2008, with $3.0 million expected in the fiscal fourth quarter.

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

Historical cash flows

Cash Flow (Used In) Provided by Operating Activities. Cash provided by operating activities was $15.0 million in the first three fiscal quarters of 2008. Net loss, after deducting a net deferred tax benefit of $5.7 million and adding back the net effect from non-cash items amounted to a negative $2.6 million. Such loss was increased by cash used in operating activities as follows: an increase in accounts receivable of $15.9 million, an increase in prepaid expenses and other of $8.2 million and a decrease of income taxes receivable of $0.9 million.  The resulting cash used was offset by cash provided by operations from an increase in accounts payable and accrued liabilities of $13.8 million and a decrease in inventory of $26.3 million.  The increase in accounts receivable results primarily from higher net sales in the third fiscal quarter of 2008.  The increase in accounts payable and accrued liabilities relates primarily to an increase in inventory purchases, restructuring and other operating expenses. The decrease in inventory resulted from improved cycle time for inventory relative to sales.  Cash flow provided by operating activities was $2.2 million in the first three fiscal quarters of 2007.  In addition to net income of $2.1 million in the first three fiscal quarters of 2007, cash inflows from working capital were $0.1 million.

Cash Flow Used In Investing Activities. Cash flow used in investing activities was $7.7 million in the first three fiscal quarters of 2008, primarily for $8.2 million in additions to property, plant and equipment, including $6.5 million for expansion of our Morrisville, Pennsylvania structural tubing facility, partially offset by $0.3 million in proceeds on disposal of property and equipment. Cash used in investing activities was $149.3 million in the first three fiscal quarters of 2007, primarily for $143.7 million cash deposited to trust, and $4.4 million increase in investments and $1.1 million increase in acquisition costs.

Cash Flow Provided by Financing Activities.  Cash used in financing activities was $11.0 million in the first three fiscal quarters of 2008.  We received proceeds from borrowings of $28.2 million and repaid $39.4 million of borrowings under the ABL Credit Facility during the first three fiscal quarters of 2008.  This was partially offset by $0.2 million from a refund of deposit.  Cash provided by financing activities was $148.1 million in the first three fiscal quarters of 2007, primarily from gross proceeds of $150.0 million (less offering costs of $6.2 million) from the issuance and sale of units through our initial public offering and $4.8 million from private placements of warrants.  In the first three fiscal quarters of 2007, we also repaid a $0.1 million note to a related party.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors set forth in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended November 24, 2007 and the following:

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

All forward-looking statements in this report are based upon information available to us on the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

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

We are exposed to market risk from changes in interest rates and exchange rates.  From time to time we may enter into financial contracts in the ordinary course of business in order to hedge these exposures.  We do not use financial instruments for trading or speculative purposes.

Interest Rate Risk. A 100 basis point movement in the Canadian prime rate or LIBOR would result in an approximate $0.6 million, annualized, for the fiscal quarter ended August 30, 2008, increase or decrease in interest expense and cash flows.

Exchange Rate Risk. At August 30, 2008 and November 24, 2007, we had no forward foreign currency exchange contracts outstanding.  We estimate that a 10% movement in the value of the Canadian dollar would affect our net sales by approximately $34.0 million annually, based on our annualized Canadian dollar net sales for the first three fiscal quarters of 2008.

Item 4.  Controls and Procedures.

As of August 30, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our management, including our chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended August 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K as amended for our fiscal year ended November 24, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K as amended for the fiscal year ended November 24, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Between August 1, 2008 and August 27, 2008, pursuant to Exchange Agreements between the Company and holders of an aggregate of 15,964,883 warrants to purchase common stock of the Company, the Company issued an aggregate of 4,189,944 shares of common stock to such holders in exchange for their surrender of such warrants, which were cancelled upon such surrender. The exchanges were privately negotiated, and included an aggregate of 1,643,526 shares issued to certain officers and directors of the Company (at an exchange ratio based upon the consolidated closing bid prices for the common stock and warrants of the Company on July 23, 2008, in accordance with Nasdaq regulations) and an aggregate of 2,546,418 shares issued to certain non-affiliates of the Company.  The shares of common stock issued on such exchange are exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were between existing security holders and no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchanges. As of August 30, 2008, 9,614,186 warrants remain outstanding.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

10.1	Form of Exchange Agreement (Affiliates)
10.2	Form of Exchange Agreement (Non-Affiliates)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification
99.1	Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements (Predecessor)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMERICAN STEEL INC.
Date: October 10, 2008	By:	/s/ Corrado De Gasperis
Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Item 6.	Exhibits.
10.1	Form of Exchange Agreement (Affiliates)
10.2	Form of Exchange Agreement (Non-Affiliates)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification
99.1	Novamerican Steel Inc. and Subsidiaries Consolidated Financial Statements (Predecessor)