Form 10-K
period 2008-11-29
Barzel Industries Inc.
filed 2009-02-27
CIK 1362614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 001-33342

Barzel Industries Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 Norwood Park South – 2nd Floor, Norwood, MA 02062	(781) 762-0123
(Address of principal executive offices)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
Warrants	The Nasdaq Stock Market LLC

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

The aggregate market value of our outstanding common stock held by non-affiliates, computed by reference to the closing price of our common stock on May 28, 2008, was approximately $51,856,726.  On January 31, 2009, 26,564,607 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III is incorporated by reference from Barzel Industries Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which will be filed on or about March 30, 2009.

PRELIMINARY NOTES

Important Terms and Information

“Acquisition” refers to the acquisition of Acquired Company under an arrangement agreement pursuant to which (i) Symmetry acquired all of the outstanding common shares of Acquired Company and (ii) certain of Acquired Company’s wholly owned Canadian subsidiaries were wound-up, amalgamated or otherwise combined with Acquired Company to form Barzel Canada, in each case in accordance with the terms of a court-approved statutory plan of arrangement under the Canada Business Corporations Act.

“Acquired Company” refers to Novamerican Steel Inc., a corporation incorporated under the laws of Canada, and its subsidiaries before consummation of the Acquisition.  Upon consummation of the Acquisition, Acquired Company became an indirect, wholly owned subsidiary of Barzel.  On December 5, 2007, Acquired Company changed its name to Novamerican Steel Canada Inc.  On February 13, 2009, Acquired Company changed its name to Barzel Industries Canada Inc.

“Barzel” refers to Barzel Industries Inc., formerly Novamerican Steel Inc., and before that Symmetry, a corporation incorporated under the laws of Delaware, and its subsidiaries after consummation of the Acquisition.  Barzel is the public parent company of Barzel Finco and Barzel Holdings. Barzel guarantees the 11.5% Senior Secured Notes due November 15, 2015 issued by Barzel Finco in private placements in November 2007 (the “Notes”). On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. On February 13, 2009, Novamerican Steel Inc. changed its name to Barzel Industries Inc.

“Barzel Canada” refers to Barzel Industries Canada Inc. only and not to any of its subsidiaries after the Acquisition.  Barzel Canada is a direct wholly owned subsidiary of Barzel Finco and the entity through which we conduct all of our Canadian operations. A portion of the proceeds from the Notes was loaned by Barzel Finco to a subsidiary that was amalgamated into Barzel Canada in exchange for intercompany demand promissory notes, secured by substantially all of the assets of Barzel Canada. Barzel Canada is a borrower under that certain $175.0 million, five year, asset based revolving credit facility entered into on November 15, 2007 (the “ABL Credit Facility”).

“Barzel Finco” or the “issuer” refers to Barzel Finco Inc. only and not to any of its subsidiaries. Barzel Finco is a Delaware corporation and a direct wholly owned subsidiary of Barzel Holdings, and the direct holding company for all of our operating subsidiaries.  Barzel Finco issued the Notes and is a borrower under the ABL Credit Facility.  On February 13, 2009, Novamerican Steel Finco Inc. changed its name to Barzel Finco Inc.

“Barzel Holdings” refers to Barzel Holdings Inc. only and not to any of its subsidiaries. Barzel Holdings is a Delaware corporation, a direct wholly owned subsidiary of Barzel and the parent company of the issuer.  Barzel Holdings guarantees the Notes.  On February 13, 2009, Novamerican Steel Holdings Inc. changed its name to Barzel Holdings Inc.

“Barzel U.S.” refers to Barzel Industries U.S. Inc. only and not to any of its subsidiaries.  Barzel U.S. is a Delaware corporation, a direct wholly owned subsidiary of Barzel Finco and a parent company of certain of our U.S. operating subsidiaries. Barzel U.S. guarantees the Notes.  On December 21, 2007, Barzel U.S. changed its name from Integrated Steel Industries, Inc. to Novamerican Steel U.S. Inc.  On February 13, 2009, Novamerican Steel U.S. Inc. changed its name to Barzel Industries U.S. Inc.

“Symmetry” refers to Symmetry Holdings Inc., a corporation incorporated in Delaware.  On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc.  On February 13, 2009, Novamerican Steel Inc. changed its name to Barzel Industries Inc.

“We,” “us,” “our” and the “Company” refer collectively to Barzel and its subsidiaries after the consummation of the Acquisition and to Acquired Company before the consummation of the Acquisition, unless the context otherwise requires.  Unless otherwise noted, when we refer to "dollars" or "$," we mean U.S. dollars.

Financial presentation
As a result of the consummation of the Acquisition ten days before the end of Acquired Company’s fiscal year end, this report contains audited and unaudited financial information for Barzel as well as certain historical financial information for Acquired Company.  Specifically, this report includes:

•	Audited financial statements for:
	•	Barzel for the year ended November 29, 2008 (“fiscal year 2008”);
	•	Acquired Company for the period from November 26, 2006 to November 14, 2007

(“Acquired Company fiscal year 2007”);
	•	Acquired Company for the year ended November 25, 2006 (“Acquired Company fiscal year 2006”); and
•
Unaudited pro forma condensed financial information that combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to November 24, 2007 and Barzel for the period from January 1, 2007 to November 24, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007.

This report also includes other selected 2008 unaudited financial and other information of Barzel, including sales, market and employee data.

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

Forward-Looking Statements

This report contains forward-looking statements.  All statements, other than statements of historical facts, included in this report, are forward-looking statements.  In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise.  Forward-looking statements include statements about matters such as: growth rates for, future prices and sales of, and demand for our products and our customers’ products; production capacity in our operations and our customers' operations; costs of materials and production; productivity, business process and operational initiatives, and their impact on us; industry market conditions and our position in markets we serve; employment and contributions of personnel; employee relations and collective bargaining agreements; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth.  The words "believe," "expect," "anticipate," "estimate," "project," "plan," "should," "intend," "may," "will," "would," "potential" and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed under the heading "Risk Factors" and the following:

•	the current global economic downturn;

•	the current weakness in the automotive, transportation, manufacturing and construction industries in the United States and Canada;

•	our substantial indebtedness;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

•	the possibility that challenging conditions in capital markets will limit our ability to obtain financing or refinancing on acceptable terms, or not at all;

•	our ability to continue to comply with government regulations;

•	adoption of or changes in legislation or regulations adversely affecting our businesses;

•	changes in the United States or other monetary or fiscal policies or regulations in response to the recent capital markets and economic crisis;

•	changes in the financial stability of our major customers or in demand for our products and services;

•	interruptions in our production capabilities due to unexpected equipment failures;

•	fluctuation of prices for steel and other raw materials or a shortage of supply;

•	changes in generally accepted accounting principles;

•	geopolitical events;

•	competition in the industry;

•	industry consolidation;

•	our ability to implement our business strategies;

•	currency risks;

•	our ability to meet our objective of growing revenues organically;

•	our ability to attract and retain key sales, marketing and operations management professionals;

•	successful consummation and integration of acquisitions;

•	assertion of claims, lawsuits and proceedings against us;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	geographic concentration of our business;

•	work stoppages or our inability to renegotiate labor contracts when they expire; and

•	outsourcing by our customers to overseas facilities.

Occurrence of any of the events or circumstances described above could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities.

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

The Company

In 2006, a group of organizational scientists and industrialists decided to elevate their work of implementing the Decalogue methodology, a systemic management methodology.  They embarked on a radical idea – one that would see them acquire Acquired Company with the aim of fully implementing the Decalogue methodology, thereby transforming Acquired Company from one that operated with a traditional business model in an ultra-conservative, slower paced industry to one that is a bastion for quality, speed and the diversity of people and ideas. The Company was incorporated as Symmetry Holdings Inc. in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring one or more operating businesses. On March 12, 2007, our initial public offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150.0 million. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of April 4, 2007.  On June 21, 2007, Symmetry and a wholly owned subsidiary entered into an arrangement agreement pursuant to which the wholly owned subsidiary acquired all of Acquired Company’s outstanding stock on November 15, 2007, as described in “The Acquisition” below.  In connection with the Acquisition, Barzel Finco issued the Notes.

On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. On February 13, 2009, the Company changed its name to Barzel Industries Inc.  Archaeologists consider ancient civilizations that could forge metals “advanced” or “highly evolved.”  The Industrial Revolution took this long-established art form and turned it into a mass-market industry.  We see our efforts to implement the Decalogue methodology in this industry as the next step of evolution for organizations and their relationship with metals.  Therefore, we chose a name that honors the ancient roots of our industry.  “Barzel” means “steel” in many variations and languages. Its origins stem from the iron meteorites smelted by Sumerian artisans and the word migrated to fursil through ancient Akkadian and Semitic languages.  Similar sounding words are also found in modern Latin (ferrous), Arabic and Indian-derivative languages, representing various metals and the art of metalworking.

Our new logo, a steel ribbon in the form of a Möbius strip, pays homage to a basic building block of human understanding – mathematics.  A Möbius strip is a mathematical curiosity that has no beginning or end and no “correct” orientation (i.e., there is no “right side up”).  It represents our organizational model, which is a fully interdependent system, meaningful only in its entirety, and where no hierarchy exists.  The logo also reflects our capabilities in shaping and forging metals.

Today, 30 years after the birth of our business, we are shedding the final vestiges of its out-dated past and marking the start of a new journey.  It is a journey to show the industry that reliability and quality of goods does not necessarily come at the expense of speed of delivery.  It is a journey to show the industry that traditional management models are incomplete at best.  It is a journey to show that the decisions of our sophisticated employee network have a collective and positive impact on our industry.

The Acquisition

On November 15, 2007, Barzel completed the Acquisition.  The Acquisition had been approved by Barzel’s stockholders on October 25, 2007 and by Acquired Company’s shareholders on October 31, 2007. The Acquisition was carried out pursuant to an arrangement agreement, pursuant to which (i) Barzel indirectly acquired all of the outstanding stock of Acquired Company and (ii) certain of Acquired Company’s wholly-owned Canadian subsidiaries were wound-up, amalgamated or otherwise combined with Acquired Company to form Barzel Canada, in each case in accordance with the terms of a court-approved statutory plan of arrangement under the Canada Business Corporations Act.  Barzel’s stockholders who properly exercised their conversion rights received $7.84 in cash per share.  A total of 3,860,196 shares were converted for an aggregate of $30.3 million in cash. Under the terms of the arrangement agreement, the shareholders of Acquired Company received $56.00 in cash per share ($585.2 million in cash in the aggregate) for all of the outstanding shares of Acquired Company.

Funding for the Acquisition purchase price and related expenses was provided by (i) debt financing, including borrowings under the ABL Credit Facility and proceeds from the sale in private placements of $315.0 million aggregate principal amount of the Notes, (ii) the sale in a private placement of 1,875,000 units of Barzel for $15.0 million, or $8.00 per unit, to certain of the Company’s affiliates, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $5.50, exercisable from March 7, 2008 until expiration on November 15, 2011, and (iii) approximately $112.0 million of cash held in trust by Barzel that was raised in its initial public offering in March 2007.  Of the gross proceeds from the issuance of the Notes, $125.0 million was loaned by Barzel Finco to Barzel Canada in accordance with the plan of arrangement, in exchange for intercompany demand promissory notes totaling $125.0 million.  Such intercompany notes were pledged, subject to certain limitations, as first-priority collateral to the trustee for the Notes for the benefit of the holders of the Notes (“Noteholders”).

Business Overview

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, we operate a network of 18 metal processing, manufacturing and distribution facilities throughout the provinces of Ontario and Québec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  We operate these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of our plant capabilities, we service our customers with speed, quality and reliability.

We are a well-diversified, multi-process provider of value-added services and offer a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to finished commercial racking products.  We believe we are one of only two independent continuous process picklers in Canada.  We also believe our in-line temper mill makes us the only provider of this high-precision service in Canada that is not integrated with a primary steel producer.

We process, manufacture and distribute carbon steel, stainless steel and aluminum products and operate as an intermediary between primary metal producers and the manufacturers that require processed metal, often with a short lead time delivery basis.  We produce steel tubing in various sizes primarily for the structural markets.  We also produce roll formed steel sections and manufacture heavy equipment parts and accessories.  Our flat rolled processing capabilities include pickling, slitting, blanking, leveling, temper-rolling and cutting-to-length to precise customer specifications.  Additionally, we perform many of these processing services for customers who provide their own steel, referred to in the industry as toll processing.  For a detailed description of our steel processing services, see "Business Products and Services."

Business Strategy

Our company operates as one system, governed by the Decalogue methodology:

Our operating methodology, the Decalogue, was developed by our President, Dr. Domenico Lepore, and a member of our Board of Directors, Oded Cohen.  The Decalogue methodology brings together the ideas of Dr. W. Edwards Deming's Theory of Profound Knowledge and Dr. Eli Goldratt's Theory of Constraints, and facilitates their application through a set of logical thinking tools and statistical methods. Through these methods, we thoroughly map our processes and identify, measure and address the constraint in our system, which is defined as the process that most hinders the generation of throughput.

Throughput is the speed at which a system can generate cash through sales.  In our case, it begins with the speed at which we can move metal through the system, starting from our suppliers’ ability to provide us with the raw materials, to the delivery of the final product to our customer and our receipt of payment for the work done.

As the generation of throughput takes into account supplier capabilities and customer feedback, it is critical that a holistic approach is used to understand our business.  To do that, we use a systemic organizational design to replace traditional hierarchical organizational charts.  What the Decalogue methodology acknowledges, that other management systems do not, is the systemic nature of an organization, meaning that the effectiveness of the manufacturing processes in the system can be profoundly impacted by other processes, like human resources or marketing.  Thus, the same tools that are used to monitor and manage variations in manufacturing are also used to monitor and manage variations in other processes within our system.  The aim is to have a totally synchronized system that is moving, in its entirety, towards the same goal.

We have significantly progressed our project plans for implementing the Decalogue operating methodology at the Company.  This transformation allows us to operate as one system instead of 18 separate facilities, and has already enabled (a) the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) a permanent cash inventory reduction of $88.4 million primarily from this faster replenishment and operating cycle, and (c) the implementation of organizational changes, especially in our replenishment, processing, distribution and sales processes, which we believe will result in a reduction of operating expenses of over $20.0 million in 2009 as compared to 2008.

Through February 2009, we have implemented organizational changes resulting in the reduction of approximately 392 employees, primarily in the areas of administration and general management, purchasing, inside sales, accounting and plant operating personnel.  These reductions have been offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  To date, we have hired professionals in the areas of statistical studies, quality, technical services, new product development, marketing, logistics, safety, process engineering, synchronized manufacturing, human development, information services and sales, among others, of which over 30 have post-graduate degrees, including seven PhDs.  We are becoming a Decalogue company, that is, a knowledge-based organization.

We intend to accelerate our growth by identifying and pursuing additional market segments in which we can sell our production capacity. We have identified numerous end markets and we intend to incrementally exploit these market segments to fully utilize our existing capacity. For example, we intend to expand our sales end markets to transportation, non-residential construction, energy, aerospace and defense, railroad manufacturing and mining machinery. We have also identified additional opportunities in certain export market segments.

Industry Overview

Steel suppliers typically fall into three categories of business: primary producers, intermediate processors and service centers. Primary producers typically sell in bulk, with intermediate processors and service centers comprising a large part of their customer base. However, high-volume downstream customers will at times purchase from steel companies in each of the three categories. Intermediate processors are typically positioned in the value chain between primary producers and major industrial customers of processed steel, which include furniture and appliance manufacturers, and industrial and construction companies. Our business model includes activities of both the processor and service center categories but we also utilize these capabilities for our own downstream industrial manufacturing facilities producing metal-based components and end products.

Steel processors and service centers play a key role in the industry supply chain, from precision steel and alloy processing to order aggregation, warehousing and distribution of unprocessed metal products. They respond directly to customers' needs to meet precise specifications regarding length, width, shape and surface characteristics on relatively small orders. Specialized equipment is used to perform processing operations such as cutting-to-length, slitting, shearing, roll forming, shape correction, surface improvement, blanking, temper rolling, plate burning and stamping. The consolidation of steel producers and the increasing prevalence of modern supply chain management practices by downstream steel customers have increased the importance in the supply chain of larger scale steel processors and service centers with the operational resources to efficiently perform value added processing and manage large, diverse inventory bases. Downstream steel buyers have increasingly sought to purchase steel on shorter lead times and with more frequent, flexible and reliable deliveries. During 2008, we entered into new supply agreements with our key steel and aluminum suppliers based primarily on their speed and reliability for replenishing our system.  This has resulted in a faster, more reliable delivery time for our customers and a significant reduction in the amount of inventory dollars required in our system to achieve this capability.

Carbon steel production in North America has consolidated significantly over the last few years. Steel prices more than doubled during the first half of 2008, as a resurgence of global economic growth led to a sharp increase in demand for steel and the raw materials used to make it. In particular, steel demand in China grew by double-digit growth rates annually between 2003 and 2008, due to the country's increasingly rapid development. Consolidation was also a factor, as increasingly global producers began to exercise better management practices with respect to capacity management, production scheduling and marketing.  Steel prices declined dramatically in the latter part of 2008 and into 2009, following an unprecedented spike through August of 2008. Despite the magnitude of the decline, prices have remained elevated relative to the decade preceding 2004. We believe steel prices have stabilized for the foreseeable future at levels higher than those experienced earlier this decade albeit at a much lower than those experienced in the first eight months of 2008. Although we expect global hot-rolled coil prices to remain in the $500-550 per ton range over the medium-to-long term, this assumes continuing growth in per-capita steel consumption rates in developing regions (including China and India), tighter global raw material supply (due in part to a consolidated base of mining companies) and limited greenfield and brownfield development of new steelmaking capacity.  Currently, the global economic outlook does not anticipate this type of continued global demand growth, indicating a possibility for continued weakening in steel prices.

Products and Services

Our manufacturing capabilities are primarily operated in five facilities in Quebec.  We produce roll formed steel sections, parts and products and manufacture heavy equipment parts and accessories and lighter metal-based products.

Our tubular capabilities are represented by five mills, of which three are located in Canada and two are located in the United States. One of our tube mills, Delta Tube Inc., is a joint venture with ArcelorMittal Tubular Products Montreal Inc. Tubing is a process by which flat rolled coils are slit and formed into circular, oval, square or rectangular shapes and the seams are welded through an electrical resistance process.  We produce steel tubing in various sizes for use in the structural, mechanical and, to a lesser extent, the automotive markets.  Our tubing operations are presently structured as follows:

•	a majority of our tube production is hollow structural sections ("HSS") tubing used largely in construction, energy, agricultural, infrastructure, transportation and industrial applications; and

•
our tube mills in Mississauga, Ontario, and Jeffersonville, Indiana primarily produce high pressure, hydroform quality tubes for the automotive industry and include in-line precision cutting, finishing, testing and packaging capabilities and currently have limited capability for producing HSS tubing.

Our services also include the following traditional service center processes:

•	slitting: the cutting of steel to specified widths along the length of steel coil;

•	leveling: a process used to flatten shape deficiencies in steel coil; and

•	cutting-to-length: cutting steel across the width of steel coil.

Our services also include higher, value-added processes, which process and transform steel to specified lengths, widths and shapes pursuant to specific customer orders, including the following:

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

Our distribution business operates out of five facilities in the Northeastern and Mid-Atlantic United States, strategically located in close proximity to our major customers and transportation routes and distributes steel, aluminum and stainless products, including hot and cold rolled carbon, aluminum, stainless, alloys and coated products in sheet, coil, bar, shapes, tubular and plate forms.

Raw Materials

The principal raw material used in our operations is flat rolled carbon steel, which we purchase directly from steel producers. The steel industry as a whole is cyclical. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general, regional and international economic conditions, production levels, competition, import duties and tariffs and currency exchange rates.

During most of 2008 and prior, we maintained our inventory at levels we believed appropriate to satisfy the anticipated needs of customers based upon historical buying practices, contracts with customers and market conditions.  By the end of 2008, we began purchasing steel on a system-wide usage-based replenishment model. We place the highest value on the quality, speed and reliability of our steel suppliers. We believe our replenishment model provides highly reliable supply with the shortest possible lead time.  The simplification of our steel coil base and the aggregation of inventory at fewer points in our system have also allowed us to significantly decrease the amount of inventory required for meeting customer needs.

We generally purchase steel at prevailing market prices in effect at the time we place our orders. In recent years, our steel suppliers have been significantly impacted by the shortage of raw materials resulting in cost increases affecting scrap, coke, iron ore and energy. This, together with a number of additional factors, including the strength of the general economy, the increased consolidation of North American steel producers and the demands for steel from the Asian markets has affected the availability and prices of flat rolled carbon steel. During periods of rising prices for steel, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we can charge for our products. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results. Shorter lead times significantly mitigate this effect.

Suppliers

We purchase flat rolled carbon steel for processing from a number of North American steel producers in quantities that we believe are efficient for such producers. We concentrate on developing process-based working relationships with high-quality North American integrated steel mills and mini-mills and on becoming a valued customer of such producers. We are a major customer of flat rolled coil for some of our principal suppliers.

On November 28, 2008, we entered into a Replenishment Agreement (“Replenishment Agreement”) with ArcelorDofasco Mittal Inc. (“Arcelor”), as supplier, providing for the supply to us of certain grades of hot rolled steel coils.  The Replenishment Agreement commenced on January 1, 2009 and will remain in effect until terminated pursuant to the provisions of the Replenishment Agreement.  Under the Replenishment Agreement, we agreed to purchase, on a weekly basis, an amount of steel based upon the prior week’s actual quantity and type of steel used.  We have agreed to purchase a statistically derived minimum quantity of steel per calendar quarter based upon our actual aggregate usage of steel.  Arcelor has agreed to deliver the steel coils reliably, every two weeks.  The price for each steel coil purchased under the Replenishment Agreement is based on then-current independent, published steel pricing data.

The steel industry has experienced consolidation in recent years. Further consolidation could result in a decrease in the number of major suppliers or a decrease in the number of alternative supply sources available, which could make it more likely that an inability to obtain steel and other metal products from our traditional suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the steel that we purchase. Such price increases could adversely affect our results of operations if we were not able to pass these price increases on to our customers.

We are operating under and/or migrating toward similar replenishment-based agreements with other suppliers for the purchase of other hot rolled steel and cold rolled steel, aluminum and stainless steel products. This enables us to maintain continued sources of supply at what we believe are competitive prices. We believe that our agreements and the resulting predictability of our usage, better process integration and proximity of our facilities to these major steel trading partners represent important factors in our ability to sustain reliable supply.

Sales and Marketing

During 2008, we established new sales, marketing, product development, technical and customer service processes and capabilities.  In addition to dedicated Directors for each process, we also hired technical engineers and experienced sales and marketing professionals. As of February 20, 2009, our combined sales force consisted of 32 salaried sales and marketing professionals, 21 dedicated customer service professionals and eight dedicated product development and technical service professionals. In 2008, our sales efforts were focused primarily on direct customer contact. We believe that management selling is essential to our sales and marketing success. Consequently, our managers, including our chief executive officer and president, are active in marketing the development of unique offers for our customers and potential customers and in external sales. We feel that our commitment to quality, service and speed of product development and delivery has enhanced our ability to differentiate our market offerings.

Customers and Distribution

We serve over 3,800 customers in the United States and Canada. Our diversified customer and geographic base serves to reduce our exposure to fluctuations in business and economic cycles in particular industries and regions. In fiscal year 2008, our top 20 customers accounted for less than 27.0% of total net sales and no one customer accounted for more than 10.0% of sales.  Our major customers in 2008 included automotive parts manufacturers and stampers, other steel service centers, general fabricators and manufacturers of transportation equipment, material handling equipment, electrical components, appliances, storage tanks, ship building material, construction and heavy equipment and agricultural equipment. During 2008, we also concluded and effectively exited a significant amount of inventory-intensive business in the automotive segment.  We do not anticipate that any single customer in 2009 will account for more than 10% of our total net sales.

Our facilities are strategically located to serve our broad customer base, which is largely located in Central Canada and the Northeastern, Mid-Atlantic and Mid-Western United States. Operating these facilities as one system allows us to operate an efficient delivery system capable of handling short lead-time orders. We transport most of our products directly to customers via our own fleet of trucks and through independent trucking and logistics firms.

The following table sets forth the net sales of Barzel and Acquired Company for the past three fiscal years:

	Barzel	Acquired Company	Acquired Company
	November 29, 2008	November 24, 2007 (pro forma)	November 25, 2006
	(In thousands of U.S. dollars)
Canadian subsidiaries	$423,671	$455,518	$481,278
U.S. subsidiaries	377,387	345,830	359,520
Total	$801,058	$801,348	$840,798

Management Information Systems

We maintain management information systems, including bar coding systems, which monitor inventory throughout our operations. In particular, the inventory system provides information to our sales and management personnel on a real time basis which enables us to offer our wide range of products to our customers on a timely basis without the need for maintaining inventory of the full product line at all locations. Furthermore, our systems generally provide information with respect to the buying patterns of our customers. We are currently enhancing our systems to enable better synchronization of our replenishment and manufacturing operations and enhance our ability to deliver with shorter lead times and respond faster to our customers' needs.

Quality Standards

Our quality system, internally called The Playbook, is a comprehensive quality system defining our processes, procedures, measurements and established controls covering all material aspects of our system. This includes, but is not limited to, the replenishment of our materials, development of new products, manufacturing of existing products, receipt and management of customer orders, logistics, technical services and related transaction processing. We have a Director of Quality and a dedicated team of professionals ensuring quality through the use of statistical methods.  We have a Director of Statistical Studies who oversees the integration of all of these processes, the development of the appropriate statistical methods and measurements and operating effectiveness.  The Playbook and the related processes effectively support periodic supplier audits, inspection criteria, traceability and certification. From time to time, we have successfully undergone quality audits by certain of our larger customers.

Backlog

Because of the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our steel processing, manufacturing and distribution businesses.

Competition

The principal markets we serve are highly competitive. Our industry is highly fragmented, consisting of numerous small and mid-sized companies, as well as a few larger publicly traded companies. We have different competitors for each of our products and within each geographic region. Our core geographic market encompasses the Canadian provinces of Québec and Ontario and the Northeastern, Mid-Atlantic and Mid-Western United States. Within this geographic market, we compete with other regional and national steel service centers, single location service centers and, to a certain degree, primary steel producers and intermediate steel processors on a regional basis. Our manufactured and tubular products can span broader selling markets, including in some cases Western United States and Canada, and in some instances, exports to Europe.

We compete on the basis of quality, speed and timely delivery, product selection and availability, customer service, quality processing capabilities and price. Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements. In addition, certain of our competitors have financial and operating resources in excess of our financial and operating resources and may have less financial leverage than we do. As a result, these competitors may be better positioned to respond to downward pricing pressures or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

In addition, our marketplace, particularly in structural tubing, is becoming increasingly global and lower cost imports may adversely affect our sales and profit margins.

Although we have been able to successfully compete in the past, we may not be able to continue to do so. Increased domestic and foreign competition could harm our net sales and operating results in the future.

Environmental Regulation

Our operations and facilities are subject to comprehensive and frequently changing federal, state, provincial and local laws and regulations in the United States and Canada relating to the protection of the environment, including those related to air emissions, wastewater discharges, treatment, storage and disposal of hazardous substances and other materials and wastes, and in general, the emissions of pollutants into the environment.  Our Stoney Creek, Ontario processing facility and our St. Hubert, Quebec manufacturing facility have obtained ISO 14000 certification.

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

In October 2001, our subsidiary, American Steel and Aluminum Corporation (“ASA”), was named as one of 57 defendants in an action brought in the United States District Court for the District of Rhode Island by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, Rhode Island which has been categorized as a Superfund site by federal authorities.  During 2006, ASA entered into a settlement with the plaintiffs, with the approval of the United States Environmental Protection Agency, or EPA, resolving its alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site.  The litigation remains pending against the non-settling defendants.  The settlement does not address future remediation costs and we do not believe it is currently possible to estimate its share, if any, of such costs should claims for their recovery be pursued against ASA.  As part of the rationalization of our distribution facilities, on February 13, 2009, we sold the facility in Cumberland, Rhode Island.  The sale of this facility does not relieve us of potential future liability relating to this Superfund site.

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

Governmental Regulation

In addition to environmental laws and regulations, our operations are governed by many other laws and regulations, including, without limitation, those relating to workplace safety and employee health. For example, our subsidiaries and affiliates own and lease trucks for transporting products at various facilities. The operation and maintenance of these vehicles is governed by various safety regulations. We believe that we are in compliance with these laws and regulations in all material respects and we do not believe that continued compliance with such laws and regulations will have a material adverse effect on our business, results of operations or financial condition.

Hedging

We do not use derivative commodity instruments to hedge our exposure to the impact of price fluctuations on our principal raw materials. We have in the past and may in the future utilize forward contracts, from time to time, to hedge our exposure to exchange rate fluctuations in connection with future sales and purchases denominated in Canadian dollars.  Forward contracts are entered into with reputable financial institutions and we do not enter or hold foreign exchange forward contracts for trading purposes. There were no forward foreign exchange contracts entered into during 2008 or outstanding at November 29, 2008.

Employees

As of November 25, 2007 the Company had approximately 954 employees.  During fiscal year 2008, 189 employees were terminated, offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities. In the first quarter of 2009, we further simplified the design of the network, including a reduction in U.S. and Canadian workforce, and rationalized our distribution facilities in the U.S.  The implementation of the reduction in workforce and rationalization of our distribution facilities in the U.S. resulted in a total reduction of 203 employees in the U.S. and Canada in the first quarter of 2009.  It also included the exit of four redundant distribution facilities located in Connecticut, Massachusetts, Rhode Island and New York in the first quarter of 2009.  As of February 20, 2009, the Company had approximately 644 employees.

Of the 644 employees, approximately 22.0% of our total employees, representing certain employees at nine of our 18 facilities, are organized by the United Steelworkers, the Teamsters, the Sheet Metal Workers and independent employee associations. We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in December 2009. Specifically, the labor contract with the Teamsters covering 32 employees at our Harrisburg facility will expire on December 31, 2009.  We do not presently anticipate that any work stoppages will occur prior to renegotiation of these contracts. We believe that our relations with our employees are satisfactory.  We have not experienced a work stoppage by any of our unions or employee associations in over 20 years.

Seasonality

Due to the impact of seasons and climate in the regions we predominantly serve and the related seasonality of the businesses of our customers, demand for certain of our products fluctuates during the winter months.

ITEM 1A.  RISK FACTORS

You should carefully consider all information that has been included in this report. Our business, results of operations and financial condition may be materially adversely affected due to any of the following risks.  In that case, the market price of our securities could decline, and you could lose part or all of your investment.

We are affected by international, national and regional economic conditions. Continuation of the current capital markets crisis and economic downturn will materially adversely affect us.

Financial markets in the United States and elsewhere have been experiencing extreme disruption in recent months, including extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades and declining asset values. The United States and Canadian economies have entered into recessions. There are growing concerns that other economies will enter recessions.  Slowing or declining economic growth in the United States, Canada and elsewhere may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, longer sales cycles and increased price competition, materially and adversely affecting our financial position and results of operations.

Our business may be affected by the general economic conditions of the industries that purchase our products. Reduced demand from any one of these industries could result in lower operating results.

Certain of our products are sold to industries, including automotive, transportation and manufacturing that experience significant fluctuations in demand based on general economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control.  The automotive, transportation and manufacturing industries are being severely affected by the current economic downturn and delaying purchases, extending seasonal shutdowns, discontinuing operations at certain of their manufacturing facilities and otherwise reducing production levels, which is impacting demand for our products.  Due to the widespread nature of the downturn, diverting sales of our products to customers in other industries is challenging. These events are adversely affecting our operating results and cash flows.

Sales of our products for use in the automotive industry accounted for approximately 22% of our net sales for fiscal year 2008.  Such sales include sales directly to the automobile manufacturers and to their components and parts suppliers, as well as to manufacturers supplying the automotive “after market” components and parts. Our automotive customers are also subject, from time to time, to labor problems, which may result in reduced demand for our products.

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

           Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and react to changes in the economy or our industry.

           We are highly leveraged, particularly in comparison to some of our competitors.  As of November 29, 2008, we had total indebtedness of approximately $348.8 million, including $33.8 million of indebtedness under the ABL Credit Facility (excluding approximately $0.9 million of outstanding undrawn letters of credit thereunder) and $315.0 million of Notes.  Our expected debt service obligation is approximately $37.8 million in interest payments per annum.  The ABL Credit Facility bears interest at variable rates, based on LIBOR, U.S. base rate or Canadian base rate.  If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same.

Our substantial indebtedness could have important consequences, including the following:

•	it limits our ability to dispose of assets or borrow money for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;
•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including operations, business opportunities and other general corporate purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•	it makes us more vulnerable to downturns in general economic or industry conditions or in our business;
•	it may restrict us from making strategic acquisitions, making capital improvements, investing in technology infrastructure or exploiting business opportunities; and
•	our suppliers and customers may react adversely to our significant debt level.

In addition, the ABL Credit Facility is a five-year facility with no amortizing payments prior to the maturity date, but repayments are required if, at any time, amounts outstanding exceed the then applicable borrowing base. The Notes mature in eight years with no amortizing payments prior to the maturity date.  Thus, substantial payment obligations could come due prior to, and will come due at, the maturity date, and there can be no assurance that we will be able to fund such payment obligations at that time out of our cash flow or current assets.

If we are unable to meet our debt service obligations, we may need to obtain additional indebtedness, refinance or restructure all or a portion of our indebtedness, sell assets or raise equity.  The current global economic downturn and capital markets crisis would make it very difficult to do so on acceptable terms or at all. If we default on our obligations, it would have a material adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness, we may still incur significantly more indebtedness, which could further exacerbate the debt- related risks described in this report.

We may be able to incur substantial additional indebtedness in the future. Although covenants under the Indenture relating to the Notes (the “Notes Indenture”) and the credit agreement relating to the ABL Credit Facility (the “ABL Credit Agreement”) limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, neither the Notes Indenture nor the ABL Credit Agreement prevents us from incurring obligations that do not constitute indebtedness as defined in those documents. If new debt is added to our existing debt levels, the risks associated with debt that we currently face, including our possible inability to service our indebtedness would increase.

If we do not generate sufficient cash flow from operations, we may have to take financing, capital-raising or other actions that may not be available to us on acceptable terms or at all.

Our ability to make required payments on or to refinance our indebtedness will depend on our ability to generate cash flow from operations in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

If we do not generate sufficient cash flow from operations, we may have to take actions, such as obtaining additional indebtedness, refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital.  We may not be able to affect any of these actions on acceptable terms or at all. The ABL Credit Agreement and the Notes Indenture restrict our ability to dispose of assets, obtain additional debt or refinance debt and use the proceeds therefrom or from additional capital.  Those proceeds may not be adequate to meet our needs.  Further, our ability to restructure or refinance our indebtedness, including the ABL Credit Facility and the Notes, or raise additional debt or capital or sell assets will depend on the condition of the capital markets and our financial condition at such time.  In addition, our failure to make scheduled payments of interest and principal on our indebtedness would likely result in a reduction of our credit rating, which could harm our ability to take such actions.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants.  Accordingly, our inability to generate sufficient cash flow to satisfy our debt service obligations would have a material adverse effect on our financial condition and results of operations.

A default under the covenants contained in the ABL Credit Agreement or Notes Indenture (including on our obligations to pay our indebtedness) that is not cured or waived could have a material adverse effect on our financial condition and results of operations and our securities.

We currently are in compliance with the covenants contained in the ABL Credit Agreement and the Notes Indenture.  However, our ability to continue to comply may be affected by events beyond our control.  The breach of any of the covenants contained in the ABL Credit Agreement, unless waived by the lenders, would be a default under the ABL Credit Agreement.  This would permit, under certain circumstances, the lenders to accelerate the maturity of the ABL Credit Agreement and elect to terminate their commitments thereunder.  This would have an immediate material adverse effect on our liquidity.  An acceleration of maturity of the ABL Credit Facility would permit, unless our ABL indebtedness is less than $10.0 million, the holders of the Notes to accelerate the maturity of the Notes.  A breach of the covenants in the Notes Indenture also will permit, under certain circumstances, the Noteholders to accelerate the maturity of the Notes.  Acceleration of maturity of the Notes would permit the lenders to accelerate the maturity of the ABL Credit Facility and elect to terminate their commitments thereunder.  If we were unable to repay our debt to the lenders and holders or otherwise obtain a waiver from the lenders and Noteholders, we could be forced to take the actions described in the preceding risk factor and the lenders and Noteholders could proceed against the collateral securing the ABL Credit Facility and the Notes, which are substantially all of our assets, and exercise all other rights available to them.  We cannot assure you that we will have sufficient funds to make these accelerated payments and we may not be able to obtain any such waiver on acceptable terms or at all.  Any of such actions could adversely affect the market price of our common stock and warrants, and could force us into bankruptcy.

Limits on our borrowing capacity under the ABL Credit Facility may affect our ability to finance our operations.

While the ABL Credit Facility provides for $175.0 million of commitments, our ability to borrow funds thereunder is subject to, among other things, the amount of eligible accounts receivable and eligible inventory in our borrowing base. Our ability to make borrowings under the ABL Credit Facility also is conditioned upon our compliance with other covenants in the ABL Credit Agreement, including a financial covenant that will apply when excess availability – the amount of eligible assets included in our borrowing base minus the amounts outstanding under the ABL Credit Facility (but not deducting the $15.0 million availability block) - is less than $20.0 million.  Because of these limitations, we may not be able to borrow the full amount committed in the ABL Credit Facility and as a result may not be able to meet our cash requirements with funds borrowed under the ABL Credit Facility.

Covenants in the ABL Credit Agreement and the Notes Indenture may restrict our ability to pursue our business strategies.

The ABL Credit Agreement and the Notes Indenture contain, and the agreements governing our future indebtedness may contain, restrictive covenants that may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The ABL Credit Agreement and the Notes Indenture limit our ability, among other things, to:

•	incur or guarantee additional indebtedness (including preferred stock);
•	pay dividends and distributions on, or repurchase or redeem, equity interests and make other similar payments;
•	create or incur liens;
•	enter into sale leaseback transactions;
•	make loans, investments, advances or acquisitions;
•	sell or otherwise dispose of assets;
•	repay indebtedness;
•	enter into transactions with affiliates;
•	permit our subsidiaries to pay dividends or make distributions;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;
•	engage in hedging; and
•	change our lines of business.

In addition, the ABL Credit Agreement includes a financial covenant under which we must maintain a 1.0 to 1.0 fixed charge coverage ratio whenever excess availability – the amount of eligible assets included in our borrowing base minus the amounts outstanding under the ABL Credit Facility (but not deducting the $15.0 million availability block) – is less than $20.0 million. Our ability to comply with this ratio may be affected by events beyond our control. In addition, at any time when excess availability under the ABL Credit Facility is less than $20.0 million for five consecutive business days or there is an event of default under the ABL Credit Agreement, the lenders are entitled to sweep cash from certain of our U.S. and Canadian bank accounts to repay or, in the case of outstanding letters of credit, cash collateralize, any credit extensions outstanding under the ABL Credit Facility. Such cash sweep would terminate when excess availability under the ABL Credit Facility is greater than $20.0 million for 30 consecutive days or such event of default has been cured.

The prices we pay for steel and the prices we are able to charge our customers for our products may fluctuate due to a number of factors beyond our control, which could reduce our operating results and weaken our financial condition.

The principal raw material used in our operations is flat rolled carbon steel, which we purchase directly from steel producers. The steel industry as a whole is cyclical. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general, regional and international economic conditions, production levels, competition, import duties and tariffs, and currency exchange rates. This volatility can affect the availability and costs of raw materials for us, and may therefore adversely affect our net sales, operating margin and net income.

The cost of steel and other raw materials represented 82.6% of our total net sales in fiscal year 2008.  During 2008 and prior we maintained our steel inventory at levels that we believed appropriate to satisfy the anticipated needs of our customers based upon historical buying practices, contracts with customers, customer indications and market conditions.  Failure to have sufficient steel supplies and inventory would adversely affect our business.

We generally purchase steel at prevailing market prices in effect at the time we place our orders. During periods of rising prices for steel, our margins may be negatively affected by delays between the time of increases in the cost of steel to us and increases in the prices that we charge for our products. In addition, when steel prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher prices, lower margins. These impacts on our operating margins may be material.

An interruption in sources of steel supply could have a material adverse effect on our results of operations.

We purchase our raw materials, including flat rolled carbon steel and a variety of other metals, on a frequent basis from a number of North American metals producers.  In fiscal year 2008, our top three steel suppliers represented approximately 24% of our total steel purchasing cost. If we are unable to obtain sufficient amounts of steel and other metal products at competitive prices or on a timely basis from our traditional suppliers (including by reason of the termination of one or more of our relationships with our major suppliers), we may not be able to obtain such products from alternative sources at competitive prices to satisfy our customers’ delivery schedules, which could materially adversely affect our business, financial condition, results of operations and cash flow.

The global steel industry has experienced significant consolidation in recent years. Further consolidation could result in a decrease in the number of major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that an inability to obtain steel and other metal products from our traditional suppliers would result in a material adverse effect on our business, financial condition, results of operations and cash flow.

Rapidly growing supply of steel products in China and other developing economies, which may increase faster than increases in demand, may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased rapidly. Steel companies have responded by developing steel production capabilities in these countries. Steel production, especially in China, has been expanding significantly and China is now the largest worldwide steel producer by a significant margin. Significant Chinese exports of steel exert downward pressure on steel prices in the Canadian and American markets which could materially and adversely affect our business, results of operations, financial condition and cash flow.

We may be subject to product liability and other damage claims with respect to the products we produce.

We are exposed to product liability claims with respect to defects in our products, including claims by consumers of the products made by our customers, such as our customers in the automotive and construction industries. In addition, we may be subject to liability to our customers for damages incurred by them in the event that a defect or other nonconformity in one of our products results in a recall of, or delay or other disruption in the production of, their products. Any such claims or liabilities for which we are ultimately determined to be responsible could materially adversely affect our financial condition and results of operations, and could materially affect our reputation and relationships with our customers.

We extend trade credit to certain of our customers in the ordinary course of business.  The current general economic downturn increases the risk that customers may be unable to repay this credit.

We extend trade credit to our customers in the ordinary course of our business, in some cases for large purchases and for extended periods of time. We are therefore exposed to the risk that some of our customers may be unable to repay us.  This risk has increased significantly in light of the current general economic downturn. Significant defaults by our customers could adversely affect our business, results of operations, financial condition and cash flow.

           We may not be able to grow our business in the future or to manage our growth effectively.

We intend to grow our business internally and through selective acquisitions, and we periodically review acquisition and expansion opportunities. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Any new facility or operation or any future acquisitions may adversely affect our operating results by creating operating inefficiencies that could disproportionately increase our operating expenses. In addition, any new facility or operation could adversely affect our results of operations due to start-up costs and the potential for underutilization in the start-up phase. Acquisitions could also result in unforeseen integration difficulties and could result in increased costs and divert a disproportionate amount of management time and attention which could decrease the time that they have to service and attract customers and develop new products and services. We may not be able to retain the management, key employees or significant customers of an acquired business.

Restrictions contained in the ABL Credit Facility and the Notes Indenture limit our ability to make certain investments, including acquisitions and participation in joint ventures. Future acquisitions may result in the incurrence of additional indebtedness and contingent liabilities, an increase in interest expense and impairment charges related to goodwill and other intangible assets as well as significant integration costs.

Our results of operations for any fiscal quarter are not necessarily indicative of our results of operations for a full fiscal year.

Certain of our products are sold to industries that experience significant fluctuations in demand, including fluctuations from quarter to quarter, due to such factors as changes in general economic conditions, energy prices, seasonality and consumer demand.  We have experienced, and expect to continue to experience, volatility with respect to demand for and prices of our products.  Accordingly, results of operations for any fiscal quarter are not necessarily indicative of the results of operations for a full fiscal year.

Our Canadian operations subject us to currency translation risk which could cause our reported results to fluctuate significantly from period to period.

We receive a material portion of our revenue from our Canadian operations in Canadian dollars. For each reporting period, we translate the results of operations and financial condition from our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar has recently weakened against the U.S. dollar, our revenue, as reported, has been unfavorably affected and, conversely, expenses have been favorably affected. However, if the Canadian dollar strengthens against the U.S. dollar in the future, our revenue, as reported, will be favorably affected and, conversely, expenses will be unfavorably affected. Fluctuations in the relative values of the U.S. dollar and the Canadian dollar could negatively affect our results of operations and assets and liabilities as reported in our financial statements.

We could incur substantial costs in order to comply with, or to address any violations or liabilities under, environmental and occupational health and safety laws, significantly increasing our operating expenses and reducing our operating income.

Our operations and facilities, primarily our processing centers and manufacturing facilities, are subject to comprehensive and frequently changing federal, state, provincial and local laws and regulations in the United States and Canada relating to the protection of the environment, including those related to air emissions, wastewater discharges, treatment, storage and disposal of hazardous substances and other materials and wastes, and, in general, the emissions of pollutants into the environment. We are also subject to occupational health and safety laws and regulations. We have made, and will continue to make, significant expenditures to comply with such laws and regulations. Adoption of more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretations of existing laws and regulations, may require significant additional expenditures by us which could vary substantially from those currently anticipated.

We also could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. For example, our U.S. subsidiary, ASA, is one of the defendants in an action brought in 2001 by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, Rhode Island, which has been categorized as a Superfund site by federal authorities. There are a total of 57 defendants. The plaintiffs claim that ASA is liable based upon alleged shipments to the site by it. The plaintiffs have identified over 100 potentially responsible parties, or PRPs, and the Environmental Protection Agency, or EPA, has issued claim notice letters to 63 parties, some of which are defendants in the lawsuit. In 2003, ASA received an EPA claim letter seeking reimbursement of costs incurred and to be incurred at the site. During 2006, American Steel and Aluminum Corporation and approximately 25 other defendants entered into a settlement resolving their alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site. The litigation remains pending against the non-settling defendants.  The settlement does not address future remediation costs, and we do not believe it is currently possible to estimate our share, if any, of such costs, should claims for their recovery be pursued against us. We believe that we have meritorious defenses against any such claims, and we intend to defend our position vigorously should they be pursued against us.  However, we may not prevail in such event, and any significant loss could have an adverse effect on our financial results.  As part of the redesign of our distribution facilities, on February 13, 2009 we sold the facility in Cumberland, Rhode Island.  The sale of this facility does not relieve us of our potential liability for such environmental claims.

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

Our manufacturing processes are dependent upon critical pieces of steel processing and manufacturing equipment, such as an in-line temper mill, cut-to-length line, slitting line, pickling line, tube mill and roll forming and stamping equipment, and this equipment may, on occasion, incur downtime as a result of unanticipated failures. We do not have redundant capabilities with respect to the output of our hydroform tubing lines in Mississauga, Ontario and Jeffersonville, Indiana, or our pickling line in Stoney Creek, Ontario. In addition to periodic equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Unexpected interruptions in our production would adversely affect our productivity and results of operations.  Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem. Our insurance may not cover our losses.  In addition, long-term business disruption could harm our reputation and result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

We operate in a highly fragmented and competitive industry and increased competition could reduce our sales and operating results.

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

We compete on the basis of quality, speed and timely delivering, product selection, customer service, quality processing capabilities and price.  Our competitors may foresee the course of market development more accurately than we do, produce similar products at a lower cost than we can or adapt more quickly to new technologies or industry and customer requirements. In addition, certain of our competitors have financial and operating resources in excess of our financial and operating resources and may have less financial leverage than we do. As a result, these competitors may be better positioned to respond to downward pricing pressures or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

In addition, our marketplace, particularly in structural tubing, is becoming increasingly global, and lower cost imports may adversely affect our sales and operating margins.

Although we have been able to successfully compete in the past, we may not be able to continue to do so. Increased competition could harm our net sales and operating results in the future.

If our customers, which are primarily North American manufacturing and industrial companies, relocate operations or outsource functions overseas, we could lose their business.

Our customer base is located in the United States and Canada and consists primarily of manufacturing and industrial companies. Some of our customers operate in industries that are undergoing consolidation. In addition, some of our customers operate in industries that are considering or have begun relocating production operations overseas or outsourcing particular functions overseas. We do not currently operate facilities outside of North America. To the extent our customers cease North American operations, relocate their production operations or outsource particular functions overseas, we could lose their business. Acquirers of manufacturing and industrial companies may have suppliers of choice that do not include us. These events could have an adverse effect on our results of operations and financial condition.

Our operations may be impacted by future labor negotiations or work stoppages and our inability to renegotiate labor contracts when they expire.

As of February 20, 2009, we employed approximately 644 persons.  Of the 644 employees, approximately 22.0% of our total employees as of February 20, 2009, representing certain employees at nine of our 18 facilities, are organized by the United Steelworkers, the Teamsters, and independent employee associations.  We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in December 2009.  The labor contract with the Teamsters covering 32 employees at our Harrisburg facility will expire in December 2009.  We may not be able to successfully negotiate extensions of these agreements or new labor contracts for these employees without any labor disruption. Work stoppages could have a direct negative impact on our ability to conduct business and continue production and on our results of operations.

We depend on our operating management team and the loss of a number of the members of our management team could prevent us from implementing our operating methodology.

The success of our business is dependent upon the management and leadership of our operating management team. With the consummation of the Acquisition, we have begun to implement the Decalogue operating methodology.  The loss of a number of qualified team members or our inability to attract additional qualified personnel could adversely affect our ability to conduct, manage and grow our business.

Failure to successfully implement the Decalogue operating methodology, may impede our plans to increase revenues and cash flow.

Our revenues and cash flows will not increase as planned if we fail to successfully implement the key elements of the Decalogue operating methodology.  For example, in that case, we may not be able to achieve and maintain higher operating capacities, faster cycle times and related inventory management objectives and lower fixed operating expenses. Also, if we are unable to identify and pursue new market segments for our products, we may not be able fully utilize our production capacity and increase our sales.

Damage to our information technology infrastructure could harm our business.

The unavailability of any of our management information systems for any significant period of time could have a material adverse effect on our operations. We use management information systems to track inventory information at individual facilities and manage inventory levels successfully, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

The unaudited pro forma condensed financial statements are not an indication of the combined company’s financial condition or results of operations following the Acquisition.

The unaudited pro forma condensed financial statements contained in this report have been derived from the historical financial statements of Symmetry and Acquired Company to reflect what combined results might have been during those periods, and many adjustments and assumptions have been made regarding the combined company after giving effect to the Acquisition. As a result, the actual future financial condition and results of operations of the Company may not be consistent with, or evident from, the unaudited pro forma condensed financial statements.

The price of our equity securities is subject to fluctuation that may not be related to our performance.

The stock market in general has been highly volatile and has experienced extreme price and volume fluctuations. These broad market movements may adversely affect the market price of our common stock and warrants, and investors in these securities may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects.

If the market price of our common stock does not increase, we may not be able to maintain our listing on the NASDAQ Capital Market (“NASDAQ”), which may impair our financial flexibility and restrict our business significantly.

Our common stock is listed on NASDAQ.  We cannot assure you that NASDAQ will continue its suspension of the continued listing requirement relating to minimum bid prices of securities, currently scheduled to expire on April 20, 2009.  If NASDAQ discontinues such suspension and our common stock continues to trade at current prices, we cannot assure you that we will meet the criteria for continued listing on NASDAQ and our common stock could become delisted.

If NASDAQ delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock”, which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a reduced amount of news and analyst coverage for us;
•	a decreased ability to issue additional securities or obtain additional financing in the future; and
•	a decreased ability of our equity security holders to sell their securities or our warrant holders to exercise their warrants because of state securities law restrictions.

If the common stock is delisted from NASDAQ and we are no longer subject to the reporting requirements of the Securities Exchange Act of 1934, our Notes Indenture requires us to continue making public filings with the SEC, with its attendant costs.

The liquidity of our securities is uncertain. The limited trading volume of our securities may depress the price of such securities or cause it to fluctuate significantly.

Although our common stock and warrants are listed on NASDAQ, there has been a limited public market for such securities and there can be no assurance that an active trading market for such securities will develop.  As a result, you may not be able to sell our common stock and warrants in short time periods, or possibly at all. Furthermore, there is no established trading market for the Notes. We do not intend to list the Notes on a national securities exchange or include the Notes in any automated quotation system. If an active trading market for the Notes were to develop, it could be discontinued at any time. Moreover, the Notes could trade at prices that may be higher or lower than their principal amount or purchase price, depending on factors including prevailing interest rates, the market for similar notes and our financial performance. The absence of an active trading market for our securities may cause the price per share of our common stock and the price per warrant to fluctuate significantly and limit the ability of Noteholders to transfer the Notes.

You may not receive a return on investment through dividend payments or stock repurchases or upon the sale of our securities.

We do not anticipate paying any dividends to our stockholders or repurchasing any of our securities in the near term. You also may not realize a return on your investment upon selling our securities.

Provisions in some of our important documents, as well as Section 203 of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our security holders.

           Our amended and restated certificate of incorporation and by-laws contain certain provisions concerning stockholder proposals, voting, issuance of preferred stock, removal of directors and other matters that may make it more difficult or expensive to complete or otherwise discourage a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our security holders. The existence of these provisions may have a negative impact on the price of our common stock, warrants and Notes and the rights of the holders of our securities.  The issuance of preferred stock could be utilized as a method of discouraging, delaying or preventing a change of control.  Further, the Notes Indenture and ABL Credit Agreement provide that certain events that would constitute a change of control also would constitute an event of default, and in the case of the Notes Indenture would require us to pay the purchase price of outstanding Notes.  We cannot assure you that we will have the financial resources necessary to pay the purchase price of the outstanding Notes or repay any accelerated ABL indebtedness upon the occurrence of such an event of default.

Under Section 203 of the DGCL, Delaware corporations whose securities are listed on a national securities exchange, like NASDAQ, may not engage in business combinations such as mergers or acquisitions with any interested stockholders, defined as an entity or person beneficially owning 15% or more of our outstanding common stock, without obtaining certain prior approvals.  As a result, potential acquirers may be discouraged from attempting to effect an acquisition transaction with us, thereby depriving holders of our securities of opportunities to sell or otherwise dispose of the securities at prices above prevailing market prices.

           We may not be able to repurchase the Notes upon a change of control as required by the Notes Indenture.

Upon the occurrence of certain specified kinds of change of control events, Noteholders may require Barzel Finco to make an offer to purchase the outstanding Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the purchase date.  If such event were to occur, we may not have sufficient funds to pay the purchase price of the outstanding Notes, and we expect that we would require third party financing to do so.  We cannot assure you that we would be able to obtain this financing on favorable terms or at all.  The ABL Credit Agreement also provides that a change of control event, as defined in such agreement, is an event of default that permits the lenders thereunder to accelerate the maturity of any outstanding borrowings thereunder and to terminate the commitments.  If such ABL indebtedness is not paid or a waiver of that event of default is not obtained, the ABL lenders may enforce their security interest in the collateral securing the ABL Credit Facility, thereby limiting our ability to raise cash to purchase the Notes and reducing the practical benefit of the offer-to-purchase provisions to Noteholders.  Even if a waiver of the event of default of the ABL Credit Agreement for the change of control were obtained, covenants in the ABL Credit Agreement could restrict Barzel Finco from purchasing the Notes.  Barzel Finco’s failure to purchase tendered Notes would result in an event of default under the Notes Indenture and a cross-default under the agreements governing certain of our other indebtedness (including the ABL Credit Agreement), which may result in the acceleration of such indebtedness requiring Barzel Finco to repay that indebtedness immediately.  We cannot assure you that we will have sufficient funds to purchase outstanding Notes and repay such accelerated indebtedness on the occurrence of any such event.  Any of our future debt may contain similar provisions.

In addition, the change of control provisions in the Notes Indenture may not protect Noteholders from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring or other similar transaction, unless such transaction constitutes a “Change of Control” under the Notes Indenture. If an event occurs that does not constitute a “Change of Control” as defined in the Notes Indenture, we will not be required to make an offer to repurchase the Notes and Noteholders may be required to continue to hold their Notes despite the event.

Because Barzel, Barzel Holdings and Barzel Finco are holding companies, Barzel Finco’s ability to repay its indebtedness is dependent on cash flow generated by its subsidiaries and their ability to make distributions to it, and Noteholders should not place undue reliance on the guarantees provided by Barzel and Barzel Holdings.  The Notes are structurally subordinated in right of payment to the indebtedness of most of our subsidiaries that have not guaranteed the Notes, and the intercompany demand promissory notes are structurally subordinated in right of payment to the indebtedness of Barzel Canada’s subsidiaries.

Barzel Finco is a holding company with no significant operations or assets other than the equity interests it holds in its subsidiaries and intercompany demand promissory notes issued by Barzel Canada to Barzel Finco totaling $125.0 million. Its ability to pay principal and interest on its indebtedness (including the Notes) is dependent on the generation of cash flow by its subsidiaries (including its subsidiaries that are not guarantors) and their ability to make such cash available to Barzel Finco, by dividend, debt repayment or otherwise.  Unless they are Note guarantors, Barzel Finco’s subsidiaries (other than Barzel Canada, to the extent of the value of the intercompany demand promissory notes) do not have any obligations to pay amounts due on the Notes or to make funds available for that purpose. While we and our existing domestic subsidiaries (other than Barzel Finco) initially guaranteed the Notes on a senior secured basis, such guarantees and the related security interests could be rendered unenforceable, in which case Noteholders would lose their direct claim against the entities holding substantially all of our operating assets.  In addition, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any of Barzel Finco’s subsidiaries who are not guarantors (other than Barzel Canada, to the extent of the value of the intercompany demand promissory notes), all of such subsidiary’s creditors would be entitled to payment in full out of such subsidiary’s assets before Noteholders would be entitled to any payment. Any payments of dividends, distributions, loans or advances to Barzel Finco by its subsidiaries could also be subject to taxes or restrictions on dividends or transfers under applicable local law in the jurisdictions in which its subsidiaries operate.  If Barzel Finco does not receive distributions from its subsidiaries, or to the extent that the earnings from (or other available assets of) its subsidiaries are insufficient, Barzel Finco may be unable to make required principal and interest payments on its indebtedness, including the Notes.

Barzel and Barzel Holdings also are holding companies whose entire operating income and cash flow are derived from their subsidiaries and whose only material assets are, in the case of Barzel, the capital stock of Barzel Holdings, and, in the case of Barzel Holdings, the capital stock of Barzel Finco. Therefore, undue reliance should not be placed by Noteholders on the guarantees of the Notes provided by Barzel and Barzel Holdings.

The Notes are structurally subordinated in right of payment to the indebtedness of our subsidiaries that have not guaranteed the Notes (other than Barzel Canada, to the extent of the value of the intercompany demand promissory notes that may be enforced by the Notes trustee, and Barzel Finco), and the intercompany demand promissory notes are structurally subordinated in right of payment to the indebtedness of Barzel Canada’s subsidiaries.  Our subsidiaries that are not Note guarantors (other than Barzel Finco) have no obligation to pay any amounts due on the Notes or the related guarantees or to provide Barzel Finco or the Note guarantors with funds for payment obligations with respect to such indebtedness (and Barzel Canada’s subsidiaries have no obligation to pay any amounts due on the intercompany demand promissory notes or to provide Barzel Canada with funds for payment obligations with respect to the intercompany demand promissory notes), whether by dividend, distribution, loan or other payment.  In addition, the Notes Indenture, subject to certain limitations, permits the non-guarantor subsidiaries and Barzel

Canada’s subsidiaries to incur additional indebtedness and permits us to make unlimited amounts of investments in the non-guarantor restricted subsidiaries and Barzel Canada to make unlimited amounts of investments in its subsidiaries that are restricted subsidiaries.

Barzel Canada’s obligation to provide Barzel Finco with funds for payment of the Notes will be limited to the value of the intercompany demand promissory notes, and the ability of the Notes trustee to enforce payment due under the intercompany demand promissory notes is limited by the provisions set forth in an intercreditor agreement among us, the Notes trustee and the ABL collateral agent.  Other than as provided in the preceding sentence, our Noteholders will not have any claims as creditors against any of the non-guarantor subsidiaries.  Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of the non-guarantor subsidiaries (other than Barzel Canada, to the extent of the value of the intercompany demand promissory notes that may be enforced by the Notes trustee) are effectively senior to Noteholders’ claims against those subsidiaries as Noteholders.  Neither Barzel Finco nor any Noteholder has any claim as a creditor against any of Barzel Canada’s subsidiaries. Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of Barzel Canada’s subsidiaries is effectively senior to Barzel Finco’s claims against those subsidiaries or Noteholders’ claims against those subsidiaries as Noteholders.

For the fiscal year ended November 29, 2008, our non-guarantor subsidiaries (including Barzel Canada) generated total revenues of $436.3 million and operating loss (including intercompany transactions) of $53.0 million.  Our non-guarantor subsidiaries had $54.2 million of total liabilities (including trade payables, but excluding intercompany liabilities) and $214.1 million of total assets as of November 29, 2008.

The pledge to the Notes trustee of the capital stock, intercompany demand promissory notes and other securities securing the Notes automatically will be limited to the extent it would require the filing with the SEC of separate financial statements for any of our subsidiaries.

The Notes Indenture provides that, to the extent that separate financial statements of any of our subsidiaries would be required by SEC rules due to the fact that such subsidiary’s capital stock, intercompany demand promissory notes or other securities secure the Notes, the pledge of such capital stock, intercompany demand promissory notes or other securities of such subsidiary automatically will be limited such that the value of the portion of such capital stock, intercompany demand promissory notes and other securities of such subsidiary pledged to the Notes trustee will, in the aggregate, at no time exceed 19.999% of the aggregate principal amount of the then outstanding Notes.

Statutes may allow courts, under specific circumstances, to void the Notes and the related guarantees, or the intercompany demand promissory notes and security granted in connection with such notes, and require Noteholders or Barzel Finco, as applicable, to return payments received thereon.

The issuance of the Notes and the related guarantees may be subject to review under federal and state fraudulent transfer and conveyance statutes, and the intercompany demand promissory notes may be subject to review under such statutes as well as similar Canadian federal and provincial statutes, if Barzel Finco, Barzel Canada or any guarantor becomes a debtor in a case under any bankruptcy law. A court may void or otherwise decline to enforce the Notes or the related guarantee or the intercompany demand promissory notes, as applicable.  A court might do so if it found that when Barzel Finco issued the Notes or the guarantor entered into its guarantee, or when Barzel Canada issued the intercompany demand promissory notes or when payments became due thereunder (or, in some states, when payments became due under the Notes or the related guarantee), the issuer or guarantor received less than reasonably equivalent value or fair consideration and either:

•	was or was rendered insolvent by reason of such transactions;
•	was engaged in a business or transaction for which Barzel Finco’s, Barzel Canada’s or such guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to repay such debts as they matured.

The court also might void the issuance of the Notes or a related guarantee, or the intercompany demand promissory notes, without regard to the above factors, if the court found that the issuer issued the relevant notes or the guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors.

    Certain provisions of the intercompany demand promissory notes can be changed, and the intercompany demand promissory notes can be prepaid in whole or in part, without the consent of Noteholders. Prepayment would increase the structural subordination of the Notes. Prepayment or changes in such provisions could reduce or eliminate the ability of Noteholders to seek recovery directly from Barzel Canada upon a default under the Notes.

In general, the intercompany demand promissory notes cannot be changed or, in the case of the intercompany demand promissory notes issued on the Acquisition date, prepaid or otherwise discharged, without the consent of Noteholders. However, without the consent of Noteholders:

•
the interest rate, interest payment dates, currency of payment of principal and currency in which any intercompany demand promissory note is denominated (subject to certain limitations) can be amended and the payment of interest may be deferred; and

•
any intercompany demand promissory note can be prepaid or repaid in whole or in part; provided that, in the case of the intercompany demand promissory notes issued on the Acquisition date, the proceeds are applied to an offer to purchase Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, or to redeem the Notes in accordance with the Notes Indenture.

To the extent we change the currency of any intercompany demand promissory notes to Canadian dollars, the principal amount (expressed in U.S. dollars) of such intercompany demand promissory note could increase or decrease at any time due to changes in currency exchange rates. A reduction in the principal amount of any intercompany demand promissory note would decrease the secured debt claim against Barzel Canada and therefore would increase the structural subordination of the Notes, and reduce the ability of Noteholders to realize upon the assets of Barzel Canada upon a default under the Notes Indenture.

Rights of Noteholders in the collateral may be adversely affected by the failure to create or perfect security interests in certain collateral, and rights of Barzel Finco in the intercompany note collateral may be adversely affected by the failure to create or perfect security interests in certain intercompany note collateral.

The collateral securing the Notes consists of assets, both tangible and intangible, whether now owned or acquired or arising in the future, of Barzel Finco and the guarantors.  Barzel Finco’s security interests in the intercompany note collateral include assets, both tangible and intangible, whether now owned or acquired or arising in the future, of Barzel Canada.  Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that all necessary action will be taken to properly create and perfect the security interest in such after acquired collateral or intercompany note collateral. Such failure may result in the loss of the security interest therein or the priority of the security interest in favor of the Notes or the intercompany demand promissory notes against third parties.

In addition, the Notes Indenture contains exceptions for the creation or perfection of security interests in specific assets.  Thus, if security interests are not created or perfected in such assets, Noteholders may be unable to realize thereon in the event of a default.

There may not be sufficient collateral to pay all or any of the Notes or the intercompany demand promissory notes, and our Noteholders will not control certain decisions regarding second-priority collateral.

There may not be sufficient collateral to pay all or any of the amounts due on the Notes or sufficient intercompany note collateral to pay all or any of the amounts due on the intercompany demand promissory notes. Noteholders will not control decisions regarding the second-priority collateral or the intercompany note collateral and may not be able to do so for the first-priority collateral.

Indebtedness outstanding under the ABL Credit Facility, certain interest rate protection and other hedging agreements, certain obligations in respect of cash management services and certain other indebtedness permitted to be incurred by us in the future under the Notes Indenture are (or, in the case of such future indebtedness, may be) secured on a first-priority basis by the second-priority collateral. The second-priority collateral consists of (i) accounts receivable and related records, chattel paper, deposit accounts, cash, checks and other negotiable instruments, funds and other evidences of payment, (ii) inventory, (iii) documents, general intangibles, instruments, investment property and letter of credit rights, in each case to the extent evidencing, governing, securing or otherwise related to the items referred to in clause (i) or (ii) above, (iv) books and records related to the foregoing, (v) collateral security and guarantees given by any person with respect to any of the foregoing, and (vi) proceeds, including insurance proceeds, of any and all of the foregoing, in each case of Barzel Finco and each guarantor, whether owned on the issue date of the Notes or thereafter acquired, and subject to certain exceptions and permitted liens. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against Barzel Finco or any guarantor, the second-priority collateral must be used to pay in full indebtedness incurred under the ABL Credit Facility before any payment may be made on the Notes. In addition, because a portion of the first-priority collateral consists of pledges of 66% of the capital stock of certain of our foreign subsidiaries, the validity of those pledges under local law, if applicable, and the ability of Noteholders to realize upon that collateral under local law, to the extent applicable, may be limited by such local law, which limitations may affect the first-priority liens securing the Notes.

Subject to the first-priority security interest in the Canadian ABL assets securing the Canadian ABL obligations, to the extent other indebtedness has a first-priority security interest in the intercompany note collateral, Noteholders will have to share the value of the assets comprising such collateral with the holders of such other indebtedness on a pari passu basis in the event of bankruptcy, liquidation, dissolution, reorganization or similar proceeding against Barzel Canada. As of November 29, 2008, there was $158.8 million of indebtedness outstanding secured by the Canadian ABL assets on a first-priority basis, including $125.0 million of indebtedness under the intercompany demand promissory notes issued on the Acquisition date and $33.8 million of indebtedness under the ABL Credit Facility (excluding approximately $0.9 million in undrawn outstanding letters of credit issued thereunder).

In addition, the Notes trustee’s right to repossess and dispose of the collateral securing the Notes upon acceleration is likely to be significantly impaired by federal bankruptcy or other insolvency law if such proceedings are commenced by or against us.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to the Notes, if any, could cause the liquidity or market value of the Notes to decline.

The Notes have been rated by nationally recognized statistical rating agencies. The Notes may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely. A rating is not a recommendation to purchase, hold or sell securities. Any lowering or withdrawal of a rating by a rating agency could reduce the liquidity or market value of the Notes.

Noteholders may be required to include certain amounts into income before interest is actually paid on the Notes.

Although not completely clear, we believe the Notes were not issued with original issue discount.  If a Noteholder purchases a Note for an amount that is less than its stated redemption price at maturity, the amount of the difference will be treated as "market discount," unless such difference is less than a specified de minimis amount. Under the market discount rules, a Noteholder will be required to treat any principal payment on, or any gain on the sale, exchange, retirement or other disposition of a Note as ordinary income to the extent of any accrued market discount that has not previously been included in income, unless such Noteholder elects to include market discount in income currently as it accrues.  A Noteholder may be required to defer a portion of its interest deductions for a taxable year attributable to any indebtedness incurred or continued to purchase or carry a Note purchased with market discount.  Any such deferred interest expense would not exceed the market discount that accrues during such taxable year and is, in general, allowed as a deduction not later than the year in which such market discount is includible in income.  A Noteholder that elects to include market discount in income currently as it accrues (which election is applicable to all market discount instruments acquired by the Noteholder thereafter and is terminable only with the consent of the Internal Revenue Service) is not subject to the foregoing interest expense deferral rule.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

The following chart describes each of our Canadian facilities:

Subsidiary/location	Description of operations and products				Title
Barzel Canada LaSalle, Québec	• • • •	160,000 sq. ft. Temper mill Two cut-to-length lines Two slitting lines	•	Hot-rolled, hot-rolled pickled and oiled and tubing	Leased to November 2019

Delta Tube Inc. LaSalle, Québec (60% Owned)	• •	100,000 sq. ft. HSS tube mill, up to 5" × 5" × 1/4"	•	Toll rolling of HSS tubing for Barzel and pipe for ArcelorMittal Tubular Products Montreal Inc.	Owned
Barzel Canada Baie d'Urfé, Québec	• •	47,100 sq. ft. Hot-rolled tube mill up to 3" O.D.	•	Toll rolling of tubing for the structural market	Leased to May 31, 2013
Barzel Canada Mississauga, Ontario	• •	90,000 sq. ft. Cold-rolled tube mill up to 4" O.D.	•	High quality mechanical tubing targeting hydroformed automobile components and other automotive and general manufacturing applications	Leased to April 30, 2012
Barzel Canada Stoney Creek, Ontario	• • •	171,000 sq. ft. Pickling line Two slitting lines	•	Pickling and slitting of coils on a toll rolling basis	Owned
Barzel Canada Dorval, Québec	• • •	75,500 sq. ft. Slitting line Two precision multi-blanking cut-to- length lines	•	Hot-rolled, cold-rolled and galvanized products for general manufacturing applications	Leased to November 30, 2009
Barzel Canada Granby, Québec	• • • •	71,600 sq. ft. 15 roll forming lines Seven punch presses Stamping and manufacturing	•	Variety of sophisticated roll formed sections on customer demand	Owned
	•	In-line welding
Barzel Canada Granby, Québec	• •	72,500 sq. ft. Electrostatic powder coating	•	Pallet racking	Owned
Barzel Canada St. Hubert, Québec	• •	118,300 sq. ft. Manufacturing	•	Front loader buckets	Leased to December 31, 2011
Barzel Canada Shawinigan, Québec	• • • •	19,322 sq. ft. Five punch presses Stamping Assembly	•	Hardwood flooring nails, nailers and accessories	Leased to February 28, 2009
Barzel Canada Bromont, Québec	•	7,500 sq. ft.	•	Hardwood flooring nails	Leased to April 30, 2010

The following chart describes our two tubing facilities in the United States:

Subsidiary/location	Description of operations and products				Title
Nova Tube and Steel, Inc. Morrisville, PA	• • • •	163,300 sq. ft. HSS tube mill up to 6" × 6" × 3/8" Heavy gauge slitter Heavy gauge cut-to-length line	• •	Hot-rolled HSS tubing up to 6" square Hot-rolled sheet and plate coil	Owned
Nova Tube Indiana, LLC Jeffersonville, IN	• •	108,000 sq. ft. Mechanical tube mill up to 7" O.D.	•	High quality mechanical tubing targeting hydroformed automobile and truck frame components	Owned

The following chart describes each of our other such facilities in the United States:

Subsidiary/location	Description of operations and products	Title

ASA Ashland, VA	• •	45,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products
			•	Tubing and pipe
ASA Auburn, MA	• • •	105,000 sq. ft. Four slitting lines Leveling and cut-to-length line	•	Supplier of cold-rolled and high carbon strip steel	Owned
	•	Blanking line	•	Processing of coated sheets and bright finished materials
			•	Processing of cold-rolled, galvanized, aluminum and stainless coils to supply sheets to all American Steel divisions
ASA Harrisburg, PA	• •	104,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products
			•	Tubing and pipe
ASA Hartford, CT	• •	36,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products	To be closed in February/early
			•	Tubing and pipe	March 2009
ASA Norwood, MA1	• •	55,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products	To be closed in February/early
			•	Tubing and pipe	March 2009
ASA Portland, ME	• •	59,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products
Tubing and pipe
ASA Syracuse, NY	• •	53,000 sq. ft. Shearing	•	All carbon steel products and galvanized sheet	Owned
	•	Bar sawing	•	Stainless steel and aluminum products
			•	Tubing and pipe

ITEM 3.	LEGAL PROCEEDINGS

           In addition to the claims mentioned in the "Environmental Regulation" section of "Item 1. Business," we are a party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In our opinion, the outcome of these additional proceedings is not likely to have a material adverse effect upon our business, results of operations or financial condition.

1           In the first quarter of 2009, we further simplified the design of the network, including a reduction in U.S. and Canadian workforce, and rationalized our distribution facilities in the U.S.  The implementation of the reduction in workforce and rationalization of our distribution facilities in the U.S. resulted in a total reduction of 203 employees in the U.S. and Canada in the first quarter of 2009.  It also included the exit of four redundant distribution facilities located in Connecticut, Massachusetts, Rhode Island and New York in the first quarter of 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On March 12, 2007, our initial public offering of 18,750,000 units was consummated.  Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock.  On April 4, 2007 our common stock began trading separately from the warrants on the American Stock Exchange ("AMEX"). Our common stock, warrants and units traded publicly on AMEX under the trading symbols "SHJ," "SHJ.WS" and "SHJ.U," respectively, until the close of business on December 28, 2007, at which time each of the common stock, warrants and units were delisted.  Effective December 31, 2007, the Company's common stock and warrants began trading publicly on NASDAQ, under the trading symbols "TONS" and "TONSW," respectively. The Company's units which had traded as a separate class of security, ceased to trade as such and all outstanding units were automatically separated into common stock and warrants. Effective February 17, 2009, the Company’s common stock and warrants began trading publicly on NASDAQ under the trading symbol’s “TPUT” and “TPUTW”, respectively.  The following table shows the high and low sales prices per share of our common stock, per warrant and per unit as reported by the AMEX and NASDAQ, as applicable, for the periods indicated:

	Common Stock		Warrants		Units
Quarter Ended	HIGH	LOW	HIGH	LOW	HIGH		LOW
March 31, 2007	n/a	n/a	n/a	n/a		$8.10		$7.82
June 30, 2007	$7.70	$7.05	$1.50	$0.86		$9.10		$7.89
September 30, 2007	$7.67	$7.40	$1.51	$0.85		$9.10		$8.70
November 24, 2007	$8.10	$6.80	$2.30	$1.30		$9.68		$8.60
February 23, 2008	$3.15	$3.00	$0.95	$0.63		N/A		N/A
May 31, 2008	$3.50	$3.36	$0.78	$0.65		N/A		N/A
August 30, 2008	$3.00	$2.82	$0.00	$0.00		N/A		N/A
November 29, 2008	$1.70	$0.99	$0.44	$0.36	$	N/A	$	N/A

The last reported closing price per share of our common stock as reported by NASDAQ on January 30, 2009 was $0.65 per share.  As of January 31, 2009, there were 15 holders of record of our common stock and one holder of record of our warrants.

Dividend Policy and Restrictions

It is the current policy of our Board of Directors to retain earnings to repay debt and other obligations, finance strategic plans, conduct business operations and fund acquisitions.  Any declaration and payment of cash dividends or repurchases of common stock will be subject to the discretion of our Board of Directors, the limitations contained in the ABL Credit Facility and the Notes, and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.  Barzel did not pay any cash dividends or purchase common shares in the fiscal year ended November 29, 2008.  Subject to the restrictions set forth below, we may from time to time use our liquidity or cash flow to repurchase our debt or equity securities.

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

Under the Notes Indenture, in general, we are permitted to pay dividends and repurchase common stock if certain consolidated interest coverage ratio requirements are satisfied plus, regardless of compliance with such ratio requirements, an amount of up to the sum of 50.0% of certain consolidated net income (cumulative from the commencement of fiscal year 2008),

100.0% of net cash proceeds from certain sales of common stock (subsequent to November 14, 2007) and certain investment returns may be used to pay dividends and repurchase common stock.  In addition, we are permitted to make payments not to exceed $275,000 to redeem the outstanding warrants.

Performance Graph

The following graph compares the total return provided to shareholders of our common stock since inception to the AMEX Composite Index, Russell Microcap Index and NASDAQ Composite Index.  An investment of $100 is assumed to be made in our stock and each index at inception on April 4, 2007 and its relative performance is tracked through November 28, 2008, the last trading day of fiscal year 2008.

Issuances of Our Securities

On November 3, 2008, pursuant to privately negotiated exchange agreements between the Company and certain holders of the Company's warrants, the Company issued an aggregate of 201,717 shares of common stock in exchange for an aggregate of 706,010 outstanding warrants to purchase common stock. The holders consisted of certain non-affiliates of the Company. The issuance of the 201,717 shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were between the Company and existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

The Company has not issued any securities during the fiscal year ended November 29, 2008, other than those issuances disclosed above and in the Company’s Current Reports on Form 8-K, filed with the SEC on July 28, 2008, July 30, 2008, August 11, 2008 and October 28, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.  We maintain our records on the basis of a fiscal year ending on the last Saturday in November.  Results for fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006 represent the operating results of Acquired Company and its subsidiaries as reflected in their consolidated financial statements.  The consolidated financial statements for the period April 26, 2006 to December 31, 2006 include only the financial results of Symmetry commencing with its inception.  The consolidated financial statements for the period January 1, 2007 through November 24, 2007 include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings and Barzel Finco, and ten days of Acquired Company (the period from November 15, 2007 until November 24, 2007).  The consolidated financial statements for the fiscal year ended November 29, 2008, include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings, Barzel Finco, Barzel Canada (including Acquired Company), and Barzel U.S.

	Acquired Company					Barzel
	Year ended November 25, 2003	Year ended November 27, 2004	Year ended November 26, 2005	Year ended November 25, 2006	Period From November 26, 2006 to November 14, 2007	Period from April 26, 2006 to December 31, 2006	Period from January 1, 2007 to November 24, 2007	Year ended November 29, 2008
	(in thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations:
Net sales(a)	$507,067	$768,627	$834,689	$840,798	$785,045	$-	$16,304	$801,058

Net income (loss)(b)	13,082	72,911	36,938	44,298	20,405	(148)	(3,799)	(54,599)

Net income (loss) per share

Basic	1.35	7.51	3.70	4.26	1.95	(0.03)	(0.20)	(2.39)

Diluted(c)	1.35	7.35	3.58	4.25	1.95	(0.03)	(0.20)	(2.39)

Weighted average number of common stock outstanding (c)	9,700,000	9,707,270	9,993,337	10,391,891	10,450,000	4,687,500	19,375,451	22,872,867

Weighted average number of diluted common stock outstanding (c)	9,700,000	9,921,725	10,319,629	10,450,000	10,450,000	4,687,500	19,375,451	22,872,867

Balance Sheet Data (at period end):

Total assets(d)	312,656	434,880	441,583	469,047	487,562	714	678,220	476,940

Total debt(e)	76,525	65,063	47,536	41,800	-	-	390,588	348,814

(a)
For Barzel’s fiscal year 2006, includes only the financial results of Symmetry commencing with its inception on April 26, 2006.  For Barzel fiscal year 2007, includes net sales for ten days of Acquired Company.

(b)
For Barzel’s fiscal year 2007, includes $2.3 million of formation and operating costs and $4.4 million of transaction expenses associated with the Acquisition.  For 2008, includes $25.6 million for a trade name impairment charge $0.4 for a goodwill impairment charge and $13.3 million for restructuring charges.

(c)
For Barzel’s fiscal year 2007, weighted average shares outstanding include 4,687,500 shares issued to the founding stockholders, initial public offering of 18,750,000 shares on March 12, 2007, the subsequent exercise of conversion rights for 3,860,196 shares on November 15, 2007 and the private placement of 1,875,000 units, consisting of one share of common stock and one warrant, also occurring on November 15, 2007.  As a result of the net loss reported for Barzel’s fiscal year 2007, 25,579,069 of potential common shares underlying dilutive securities have been excluded from the calculation.  As a result of the net loss reported for 2008, 6,352,847 of potential common shares underlying dilutive securities have been excluded from the calculation.

(d)	At the end of Barzel’s fiscal year 2007, includes assets of Acquired Company. Financial information for the business acquisition is provided in “Item 8 - Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 3 - Business Acquisition” of this report.  That financial information is incorporated herein by reference.

(e)
At the end of Barzel’s fiscal year 2007, includes $75.6 million outstanding on the Company’s $175.0 million, five year ABL Credit Facility and the Notes in an aggregate principal amount of $315.0 million.  For Fiscal year 2008, includes $33.8 million outstanding on the ABL Credit Facility and the Notes.  Financial information for long-term debt is provided in “Item 8 - Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 11 - Long-Term Debt” of this report.  That financial information is incorporated herein by reference.

	2007				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands of U.S. dollars, except per share data)
Net sales (a)	$—	$—	$—	$16,304	$195,629	$241,336	$230,919	$133,174
Net income (loss) (b)	185	932	941	(5,857)	(7,889)	(4,361)	(1,804)	(40,545)
Net income (loss) per share
Basic	$0.02	$0.04	$0.04	$(0.25)	$(0.37)	$(0.20)	$(0.08)	$(1.56)
Diluted	$0.02	$0.03	$0.03	$(0.25)	$(0.37)	$(0.20)	$(0.08)	$(1.56)

(a) The 2007 fourth quarter includes net sales for ten days of Acquired Company.

(b) The 2007 first, second and third quarters include formation and operating costs of $0.1 million, $0.5 million and $0.4 million, respectively and interest income, net, of $0.4 million, $1.9 million and $1.9 million, respectively.  Interest income, net, was earned on the net proceeds from Symmetry's initial public offering held in trust until the closing of the Acquisition of Acquired Company on November 15, 2007.  The 2007 fourth quarter includes 10 days of Acquired Company.  The 2007 fourth quarter also includes $1.4 million of formation and operating costs, $4.4 million of transaction expenses and $0.5 million of interest income, net.  The 2008 fourth quarter, includes $25.6 million for a trade name impairment charge, $0.4 million for the goodwill impairment charge and $4.5 million for restructuring charges.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with "Item 6. Selected Financial Data," "Unaudited Pro Forma Condensed Financial Information" and our consolidated financial statements and notes thereto that appear elsewhere in this Report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward looking statements.

Corporate Overview

The Company

In 2006, a group of organizational scientists and industrialists decided to elevate their work of implementing the Decalogue methodology, a systemic management methodology.  They embarked on a radical idea – one that would see them acquire Acquired Company with the aim of fully implementing the Decalogue methodology, thereby transforming Acquired Company from one that operated with a traditional business model in an ultra-conservative, slower paced industry to one that is a bastion for quality, speed and the diversity of people and ideas. The Company was incorporated as Symmetry Holdings Inc. in Delaware on April 26, 2006 as a development stage company formed for the purpose of acquiring one or more operating businesses. On March 12, 2007, our initial public offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150.0 million. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Our common stock and warrants started trading separately as of April 4, 2007.  On June 21, 2007, Symmetry and a wholly owned subsidiary entered into an arrangement agreement pursuant to which the wholly owned subsidiary acquired all of Acquired Company’s outstanding stock on November 15, 2007, as described in “The Acquisition” below.  In connection with the Acquisition, Barzel Finco issued the notes.

On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. On February 13, 2009, the Company changed its name to Barzel Industries Inc. Archaeologists consider ancient civilizations that could forge metals “advanced” or “highly evolved.”  The Industrial Revolution took this long-established art form and turned it into a mass-market industry.  We see our efforts to implement the Decalogue methodology in this industry as the next step of evolution for organizations and their relationship with metals.  Therefore, we chose a name that honors the ancient roots of our industry.  “Barzel” means “steel” in many variations and languages. Its origins stem from the iron meteorites smelted by Sumerian artisans and the word migrated to fursil through ancient Akkadian and Semitic languages.  Similar sounding words are also found in modern Latin (ferrous), Arabic and Indian-derivative languages, representing various metals and the art of metalworking.

Our new logo, a steel ribbon in the form of a Möbius strip, pays homage to a basic building block of human understanding – mathematics.  A Möbius strip is a mathematical curiosity that has no beginning or end and no “correct” orientation (i.e., there is no “right side up”).  It represents our organizational model, which is a fully interdependent system, meaningful only in its entirety, and where no hierarchy exists.  The logo also reflects our capabilities in shaping and forging metals.

Today, 30 years after the birth of our business, we are shedding the vestiges of its out-dated past and marking the start of a new journey.  It is a journey to show the industry that reliability and quality of goods does not necessarily come at the expense of speed of delivery.  It is a journey to show the industry that traditional management models are incomplete at best.  It is a journey to show that the decisions of our sophisticated employee network have a collective and positive impact on our industry.

The Acquisition

On November 15, 2007, Barzel completed the Acquisition.  The Acquisition had been approved by Barzel’s stockholders on October 25, 2007 and by Acquired Company’s shareholders on October 31, 2007. The Acquisition was carried out pursuant to an arrangement agreement, pursuant to which (i) Barzel indirectly acquired all of the outstanding stock of Acquired Company and (ii) Certain of Acquired Company’s wholly owned Canadian subsidiaries were wound-up, amalgamated or otherwise combined with Acquired Company to form Barzel Canada, in each case in accordance with the terms of a court-approved statutory plan of arrangement under the Canada Business Corporations Act.  Barzel’s stockholders who properly exercised their conversion rights received $7.84 in cash per share.  A total of 3,860,196 shares were converted for an aggregate of $30.3 million in cash. Under the terms of the arrangement agreement, the shareholders of Acquired Company received $56.00 in cash per share ($585.2 million in cash in the aggregate) for all of the outstanding shares of Acquired Company.

Funding for the Acquisition purchase price and related expenses was provided by (i) debt financing, including borrowings under the ABL Credit Facility and proceeds from the sale in private placements of $315.0 million aggregate principal amount of the Notes, (ii) the sale in a private placement of 1,875,000 units of Barzel for $15.0 million, or $8.00 per unit, to certain of the Company’s affiliates, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $5.50, exercisable from March 7, 2008 until expiration on November 15, 2011, and (iii) approximately $112.0 million of cash held in trust by Barzel that was raised in its initial public offering in March 2007.  Of the gross proceeds from the issuance of the Notes, $125.0 million was loaned by Barzel Finco to Barzel Canada in accordance with the plan of arrangement, in exchange for intercompany demand promissory notes totaling $125.0 million.  Such intercompany notes were pledged, subject to certain limitations as first-priority collateral to the trustee for the Notes for the benefit of the holders of the Notes.

Business Overview

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, we operate a network of 18 metal processing, manufacturing and distribution facilities throughout the provinces of Ontario and Québec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  We operate these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of our plant capabilities, we service our customers with speed, quality and reliability.

We are a well-diversified, multi-process provider of value-added services and offer a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to finished commercial racking products.  We believe we are one of only two independent continuous process picklers in Canada.  We also believe our in-line temper mill makes us the only provider of this high-precision service in Canada that is not integrated with a primary steel producer.

We process, manufacture and distribute carbon steel, stainless steel and aluminum products and operate as an intermediary between primary metal producers and the manufacturers that require processed metal, often with a short lead time delivery basis.  We produce steel tubing in various sizes primarily for the structural markets.  We also produce roll formed steel sections and manufacture heavy equipment parts and accessories.  Our flat rolled processing capabilities include pickling, slitting, blanking, leveling, temper-rolling and cutting-to-length to precise customer specifications.  Additionally, we perform many of these processing services for customers who provide their own steel, referred to in the industry as toll processing.  For a detailed description of our steel processing services, see "Business Products and Services."

Business Strategy

Our company operates as one system, governed by The Decalogue methodology:

Our operating methodology, the Decalogue, was developed by our President, Dr. Domenico Lepore, and a member of our Board of Directors, Oded Cohen.  The Decalogue methodology brings together the ideas of Dr. W. Edwards Deming's Theory of Profound Knowledge and Dr. Eli Goldratt's Theory of Constraints, and facilitates their application through a set of logical thinking tools and statistical methods. Through these methods, we thoroughly map our processes and identify, measure and address the constraint in our system, which is defined as the process that most hinders the generation of throughput.

Throughput is the speed at which a system can generate cash through sales.  In our case, it’s the speed at which we can move metal through the system, starting from our suppliers’ ability to provide us with the raw materials, to the delivery of the final product to our customer and our receipt of payment for the work done.

As generations of throughput takes into account supplier capabilities and customer feedback, it is critical that a holistic approach is used to understand our business.  To do that, we use a systemic organizational design to replace traditional hierarchal organizational charts.  What the Decalogue methodology acknowledges, that other management systems do not, is the systemic nature of an organization, meaning that the effectiveness of the manufacturing processes in the system can be profoundly impacted by other processes, like human resources or marketing.  Thus, the same tools that are used to monitor and manage variations in manufacturing are also used to monitor and manage variations in other processes within our system.  The aim is to have a totally synchronized system that is moving, in its entirety, towards the same goal.

We have significantly progressed our project plans for implementing the Decalogue operating methodology at the Company.  This transformation allows us to operate as one system instead of 18 separate facilities, and has enabled (a) the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) a permanent cash inventory reduction of $88.4 million primarily from this faster replenishment and operating cycle, and (c) the implementation of organizational changes, especially in our replenishment, processing, distribution and sales processes, which we believe will result in a reduction of operating expenses of over $20.0 million in 2009 as compared to 2008.

Through February of 2009, we have implemented organizational changes resulting in the reduction of approximately 392 employees, primarily in the areas of administration and general management, purchasing, inside sales, accounting and plant operating personnel.  These reductions have been offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  To date, we have hired professionals in the areas of statistical studies, quality, technical services, new product development, marketing, logistics, safety, process engineering, synchronized manufacturing, human development, information services and sales, among others, of which over 30 have post-graduate degrees, including seven PhDs.  We are becoming a Decalogue methodology company, that is, a knowledge-based organization.

We intend to accelerate our growth by identifying and pursuing additional market segments in which we can sell our production capacity. We have identified numerous end markets and we intend to incrementally exploit these market segments to fully utilize our existing capacity. For example, we intend to expand our sales end markets to transportation, non-residential construction, energy, aerospace and defense, railroad manufacturing and mining machinery. We have also identified additional opportunities in certain export market segments.

Industry Overview

Steel suppliers typically fall into three categories of business: primary producers, intermediate processors and service centers. Primary producers typically sell in bulk, with intermediate processors and service centers comprising a large part of their customer base. However, high-volume downstream customers will at times purchase from steel companies in each of the three categories. Intermediate processors are typically positioned in the value chain between primary producers and major industrial customers of processed steel, which include furniture and appliance manufacturers, and industrial and construction companies. Our business model includes activities of both the processor and service center categories but we also utilize these capabilities for our own downstream industrial manufacturing facilities producing metal-based components and end products.

Steel processors and service centers play a key role in the industry supply chain, from precision steel and alloy processing to order aggregation, warehousing and distribution of unprocessed metal products. They respond directly to customers' needs to meet precise specifications regarding length, width, shape and surface characteristics on relatively small orders. Specialized equipment is used to perform processing operations such as cutting-to-length, slitting, shearing, roll forming, shape correction, surface improvement, blanking, temper rolling, plate burning and stamping. The consolidation of steel producers and the increasing prevalence of modern supply chain management practices by downstream steel customers have increased the importance in the supply chain of larger scale steel processors and service centers with the operational resources to efficiently perform value added processing and manage large, diverse inventory bases. Downstream steel buyers have increasingly sought to purchase steel on shorter lead times and with more frequent, flexible and reliable deliveries. During 2008, we entered into new supply agreements with our key steel and aluminum suppliers based primarily on their speed and reliability for replenishing our system.  This has resulted in a faster, more reliable delivery time for our customers and a significant reduction in the amount of inventory dollars required in our system to achieve this capability.

Carbon steel production in North America has consolidated significantly over the last few years. Steel prices more than doubled during the first half of 2008, as a resurgence of global economic growth led to a sharp increase in demand for steel and the raw materials used to make it. In particular, steel demand in China grew by double-digit growth rates annually between 2003 and 2008, due to the country's increasingly rapid development. Consolidation was also a factor, as increasingly global producers began to exercise better management practices with respect to capacity management, production scheduling and marketing.  Steel prices declined dramatically in the latter part of 2008 and into 2009, following an unprecedented spike through August of 2008. Despite the magnitude of the decline, prices have remained elevated relative to the decade preceding 2004. We believe steel prices have stabilized for the foreseeable future at levels higher than those experienced earlier this decade albeit at a much lower than those experienced in the first eight months of 2008. Although we expect global hot-rolled coil prices to remain in the $500-550 per ton range over the medium-to-long term, this assumes continuing growth in per-capita steel consumption rates in developing regions (including China and India), tighter global raw material supply (due in part to a consolidated base of mining companies) and limited greenfield and brownfield development of new steelmaking capacity.  Currently, the global economic outlook does not anticipate this type of continued global demand growth, indicating a possibility for continued weakening in steel prices.

Products and Services

Our manufacturing capabilities are primarily operated in five facilities in Quebec.  We produce roll formed steel sections, parts and products and manufacture heavy equipment parts and accessories and lighter metal based products.

Our tubular capabilities are represented by five mills, of which three are located in Canada and two are located in the United States. One of our Tube Mills, Delta Tube Inc., is a joint venture with ArcelorMittal Tubular Products Montreal Inc.  Tubing is a process by which flat rolled coils are slit and formed into circular, oval, square or rectangular shapes and the seams are welded through an electrical resistance process.  We produce steel tubing in various sizes for use in the structural, mechanical and, to a lesser extent, the automotive markets.  Our tubing operations are presently structured as follows:

•	a majority of our tube production is hollow structural sections ("HSS") tubing used largely in construction, energy, agricultural, infrastructure, transportation and industrial applications; and

•
our tube mills, in Mississauga, Ontario and Jeffersonville, Indiana, primarily produce high pressure, hydroform quality tubes for the automotive industry and include in-line precision cutting, finishing, testing and packaging capabilities and currently have limited capability for producing HSS tubing.

Our services also include the following traditional service center processes:

•	slitting: the cutting of steel to specified widths along the length of steel coil;

•	leveling: a process used to flatten shape deficiencies in steel coil; and

•	cutting-to-length: cutting steel across the width of steel coil.

Our services also include higher, value-added processes, which process and transform steel to specified lengths, widths and shapes pursuant to specific customer orders, including the following:

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

Our distribution business operates out of five facilities in the Northeast and Mid-Atlantic United States, strategically located in close proximity to our major customers and transportation routes and distributes steel, aluminum and stainless products, including hot and cold rolled carbon, aluminum, stainless, alloys and coated products in sheet, coil, bar, shapes, tubular and plate forms.

Drivers of our results of operations

End-user market demand

Our results of operations depend in part on the varying economic and other conditions of the end-user markets we serve. All of the end-user markets we serve, particularly the general manufacturing and non-residential construction in North America, are subject to volatility and, as a result, our customers' demand for our products may change due to changes in general and regional economic conditions, consumer confidence, fuel and energy prices, employment and income growth trends and interest rates, each of which are beyond our control. These factors cause a significant increase or decrease in the demand for our products, which would impact our shipment volume and our results of operations. While no single end-user market drives our overall performance, individual end-user markets are influenced by conditions in their respective industries.  Demand for our products in the end markets we serve generally correlates positively with the overall economy and particularly the overall steel industry.  For example, during the downturn in the North American steel industry from 2000 to 2001, manufacturers of steel experienced significant volatility in demand and market prices for their products. In the period of increased worldwide demand for steel that began in fiscal year 2004, we experienced an over 400% increase in our operating income from fiscal year 2003.  Demand for our products in the general manufacturing and non-residential construction end-user markets is driven by overall economic conditions and new non-residential construction activity, which are impacted by interest rate levels and overall economic conditions.

Carbon steel production in North America has consolidated significantly over the last few years. Steel prices more than doubled during the first half of 2008, as a resurgence of global economic growth led to a sharp increase in demand for steel and the raw materials used to make it. In particular, steel demand in China grew by double-digit growth rates annually between 2003 and 2008, due to the country's increasingly rapid development. Consolidation was also a factor, as global producers began to exercise better management practices with respect to capacity management, production scheduling and marketing.  Steel prices declined dramatically in the latter part of 2008 and into 2009, following an unprecedented spike through August of 2008. Despite the magnitude of the decline, prices have remained elevated relative to the decade preceding 2004. We believe steel prices have stabilized for the foreseeable future at levels higher than those experienced earlier this decade albeit at a much lower than those experienced in the first eight months of 2008. Although we expect global hot-rolled coil prices to remain in the $500-550 per ton range over the medium-to-long term, this assumes continuing growth in per-capita steel consumption rates in developing regions (including China and India), tighter global raw material supply (due in part to a consolidated base of mining companies) and limited greenfield and brownfield development of new steelmaking capacity.  Currently, the global economic outlook does not anticipate this type of continued global demand growth, indicating a possibility for continued weakening in steel prices.

Competition

The principal markets we serve are highly competitive. Our industry is highly fragmented, consisting of numerous small and mid-sized companies, as well as a few larger publicly traded companies. We have different competitors for each of our products and within each geographic region. Our core geographic market encompasses the Canadian provinces of Québec and Ontario and the Northeastern, Mid-Atlantic and Mid-Western United States. Within this geographic market, we compete with other regional and national steel service centers, single location service centers and, to a certain degree, primary steel producers and intermediate steel processors on a regional basis. Our manufactured and tubular products can span broader selling markets, including in some cases Western United States and Canada, and in some instances, exports to Europe.

We compete on the basis of quality, speed and timely delivery, product selection and availability, customer service, quality processing capabilities and price. In addition, our marketplace, particularly in structural tubing, is becoming increasingly global and lower cost imports may adversely affect our sales and operating margins. Although we have been able to successfully compete in the past, we may not be able to continue to do so. Increased domestic and foreign competition could harm our net sales and operating results in the future.

Steel pricing

The principal raw material used in our operations is flat rolled carbon steel, which we purchase directly from steel producers. The steel industry as a whole is cyclical. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general, regional and international economic conditions, production levels, competition, import duties and tariffs and currency exchange rates.

During most of 2008 and earlier, we maintained our inventory at levels we believed appropriate to satisfy the anticipated needs of customers based upon historical buying practices, contracts with customers and market conditions.  By the end of 2008, we began purchasing steel on a system-wide, usage-based replenishment model. We place the highest value on the quality, speed and reliability of our steel suppliers. We believe our replenishment based model provides highly reliable supply with the shortest possible lead time. The simplification of our steel coil base and the aggregation of inventory at fewer points in the system have also allowed us to significantly decrease the amount of inventory required for meeting customer needs.

We generally purchase steel at prevailing market prices in effect at the time we place our orders. In recent years, our steel suppliers have been significantly impacted by the shortage of raw materials resulting in cost increases affecting scrap, coke, iron ore and energy. This, together with a number of additional factors, including the strength of the general economy, the increased consolidation of North American steel producers and the demands for steel from the Asian markets has affected the availability and prices of flat rolled carbon steel. During periods of rising prices for steel, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we can charge for our products. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results. Shorter lead times significantly mitigate this effect.

Transportation costs

The cost to transport our products to our customers was 3.3% of our net sales and represented approximately 14.9% of our total operating expenses in fiscal year 2008 and is affected by fluctuations in energy costs. These transportation costs are mitigated by the distribution of our 18 facilities throughout the Canadian provinces of Ontario and Québec and the Northeastern, Mid-Atlantic and Mid-Western United States, which gives us a presence near many of our customers.

Labor costs

As of November 25, 2007 the Company had approximately 954 employees.  During fiscal year 2008, 189 employees were terminated, offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  In the first quarter of 2009, we further simplified the design of the network, including a reduction in U.S. and Canadian workforce, and rationalized our distribution facilities in the U.S.  The implementation of the reduction in workforce and rationalization of our distribution facilities in the U.S. resulted in a total reduction of 203 employees in the U.S. and Canada in the first quarter of 2009.  It also included the exit of four redundant distribution facilities located in Connecticut, Massachusetts, Rhode Island and New York in the first quarter of 2009.  As of February 20, 2009, the Company had approximately 644 employees.

Of the 644 employees, approximately 22.0% of our total employees, representing certain employees at nine of our 18 facilities, are organized by the United Steelworkers, the Teamsters, the Sheet Metal Workers and independent employee associations. We are currently party to nine collective bargaining agreements. Our labor contracts expire on staggered dates beginning in December 2009.  Specifically, the labor contract with the Teamsters covering 32 employees at our Harrisburg facility will expire on December 31, 2009.  We do not presently anticipate that any work stoppages will occur prior to renegotiation of these contracts. We believe that our relations with our employees are satisfactory.  We have not experienced a work stoppage by any of our unions or employee associations in over 20 years.

Outlook

U.S. steel service center hot-rolled inventories rose sharply in the fourth quarter of 2008 as demand slowed dramatically in September through January. U.S. steel service center hot-rolled inventories were approximately 3.6 months on hand at December 2008.  We believe that underlying consumption in the U.S. and Canada accelerated its weakening from the already sluggish pace of the past year, with an unprecedentedly weak automotive outlook and the financial crisis pushing the broader economies into protracted recessions.  In the U.S., the automotive, residential construction and related sectors are in a deepening recession and have been over the last 18 months.  Canadian manufacturing, including automotive, has also experienced shrinkage.  Globally, demand and pricing in markets outside of North America has weakened and, along with some strengthening in the U.S. currency, has increased imports for our market as demonstrated in recent month-to-month comparisons; however, imports remain below year-ago levels.  The combination of a dramatic drop in demand in both the U.S. and Canada and relatively higher service center inventory levels has increased North American supply and, when combined with lower raw material costs for our suppliers, particularly much lower scrap prices, has resulted in unprecedented declines in pricing over the last four months of 2008.

Flat rolled carbon steel sheet prices continued their upward trend during 2008 until July, although price gains in July were more disparate among the steel mills and were relatively weaker than prior increases during this upward pricing cycle.  North American steel suppliers had pushed prices for hot rolled coil to about $1,100 per ton, with world spot export market prices as high as about $1,175 per ton.  In September 2008, there was a reduction from these historically high levels, with flat rolled carbon steel sheet prices decreasing to about $940 per ton and with some smaller mills offering even more aggressive pricing.  Demand and prices then began dropping rapidly with January 2009 hot rolled coil prices averaging $520 per ton.  The rate and magnitude of the decline was unprecedented and had a significant negative impact on our fourth quarter results. While mill costs remain high, easing scrap and freight costs further facilitated these decreases. We believe that weak demand and persistently low operating levels throughout the supply chain, with the mills in particular, will result in sustained lower prices for the foreseeable future. The outlook for the U.S. dollar, freight rates and other world steel sheet markets indicate that import pressures are likely to increase, providing for potentially lower prices in the near term. We experienced price increases peaking in July 2008, mainly in our structural tubing, steel sheet and distribution channels. We have experienced price declines through January 2009, with an exceptionally weak demand during these declines.

We experienced a softening in demand in our structural tubing and distributed products toward the end of the third fiscal quarter that continued weakening through the end of the fiscal year. The global financial crisis, tighter consumer credit conditions and overall broader economic weakness have weakened an already low demand outlook for steel sheet and tubular products used in large truck and SUV vehicles.

We have significantly progressed our project plans for implementing the Decalogue operating methodology, at the Company. This transformation allows us to operate as one system instead of 18 separate facilities, and has already enabled (a) the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) a permanent cash inventory reduction of $88.4 million primarily from this faster replenishment and operating cycle, and (c) the implementation organizational changes, especially in our replenishment, processing, distribution and sales processes, which we believe will result in a reduction of operating expenses of over $20.0 million in 2009 as compared to 2008.

Through February 2009, we have implemented organizational changes resulting in the reduction of approximately 392 employees, primarily in the areas of administration and general management, purchasing, inside sales, accounting and plant operating personnel, offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  To date, we have hired professionals in the areas of statistical studies, quality, technical services, new product development, marketing, logistics, safety, process engineering, synchronized manufacturing, human development, information services and sales, among others, of which over 30 have post-graduate degrees including seven PhDs.  We are becoming a Decalogue company, that is, a knowledge-based organization.

We expect our volumes in the first fiscal quarter of 2009 to be lower than the fourth fiscal quarter of 2008, including continued softening demand from our distribution and structural tubing customers. Our automotive business will be down substantially in the first quarter of 2009 based both on the industries pervasive weakness and our decision to exit most of the inventory-based automotive segment. We continue toll processing for certain automotive customers and their suppliers. Overall, our first fiscal quarter of 2009 is expected to result in weaker revenue, lower operating expenses and lower operating profit when compared to our fourth fiscal quarter of 2008. Cash flows from operations, however, will remain positive, resulting primarily from higher sources of cash from the liquidation of non-replenishable inventories and overall improved working capital cycle times. We expect our revolver to be undrawn at the end of the first fiscal quarter of 2009.

Results of operations

The following table presents selected historical financial data for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, and was derived from the audited consolidated financial statements.

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
	(In thousands of U.S. dollars)

Net sales	$801,058	$16,304	$—
Cost of sales	661,286	14,792	—
Gross margin	139,772	1,512	—
Operating expenses	178,197	6,665	145
Operating loss	(38,425)	(5,153)	(145)
Transaction expenses	—	4,438	—
Interest (income) expense, net	41,334	(3,507)	3
Share in income of joint venture	(289)	(12)	—
Loss before income taxes	(79,470)	(6,072)	(148)
Income taxes	(24,871)	(2,273)	—
Net loss	$(54,599)	$(3,799)	$(148)

Fiscal year 2008 compared to fiscal year 2007

The consolidated financial statements for the fiscal year ended November 29, 2008, include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings, Barzel Finco, Barzel Canada (including Acquired Company), and Barzel U.S.  The financial statements for the period January 1, 2007 through November 24, 2007, include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings, Barzel Finco and Acquired Company for the period from the date of the Acquisition to the fiscal year end, that is, the ten-day period from November 15, 2007 until November 24, 2007. However, the ten-day results of operations that have been included for Acquired Company may not be indicative of results for a full quarter of a full fiscal year.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net sales for fiscal year 2008 increased by $784.8 to $801.1 million from $16.3 million for fiscal year 2007. Net sales include direct sales and toll processing revenues.  For fiscal year 2008, direct sales and toll processing revenues were approximately $789.3 million and $11.8 million, respectively.  For fiscal year 2007, direct sales and toll processing revenues were approximately $14.4 million and $1.9 million, respectively.  Fiscal year 2007 represents the sales of Acquired Company for the ten-day period following the Acquisition. The impact of changes in the exchange rate of the Canadian dollar on net sales for fiscal 2008 was an increase of $0.4 million.  Excluding the impact of exchange rates, net sales would have increased by $784.4 million compared with fiscal year 2007.

Total tons directly sold and toll processed for fiscal year 2008 increased to 1,442,699 tons from 36,825 tons for fiscal year 2007.  Total tons in fiscal year 2008 included 733,036 tons from direct sales and 709,663 tons from toll processing.  Total tons in fiscal year 2007 included 21,073 tons from direct sales and 15,752 tons from toll processing.

Cost of sales for fiscal year 2008 increased by $646.5 million to $661.3 million, from $14.8 million for fiscal year 2007.    See “Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Accounting Policies,” of our Notes to Consolidated Financial Statements for the period ended November 29, 2008 for a complete description of what is included in cost of sales.  The cost of sales of $14.8 million for fiscal year 2007 includes $1.1 million of additional costs associated with the amortization for the ten-day period and approximately $7.8 million of purchase price that was allocated to inventory to increase certain acquired inventories up to their fair market value on the date of the Acquisition.  The remainder of the $7.8 million of purchase price that was allocated to inventory was amortized to cost of sales in the first quarter of 2008.  The Company’s direct expenses associated with providing processing services was approximately $5.0 million for fiscal year 2008 and $0.1 million for fiscal year 2007.

    Gross margin for fiscal year 2008 increased by $138.3 to $139.8 million, from $1.5 million in fiscal year 2007.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margins.  Gross margin was

17.4% of sales and included amortization of $6.7 million for the purchase price that was allocated to inventory to increase certain acquired inventories to their fair market value at the date of acquisition and $2.1 million for inventory write downs, primarily due to lower market prices for stainless steel inventories at fiscal year end 2008.

Operating expenses increased to $178.2 million for fiscal year 2008 compared to $6.7 million in fiscal year 2007 to 22.2% from 41.1% as a percentage of net sales as compared to fiscal year 2007.  Fiscal year 2008 includes activity for the full fiscal year whereas fiscal year 2007 includes expenses for the ten-day period following the Acquisition. Operating expenses in fiscal 2008 included plant expenses of $54.4 million, or 6.8% of net sales, delivery expenses of $26.5 million, or 3.2% of net sales, selling expenses of $11.8 million, or 1.5% of net sales, and general and administrative expenses of $37.0 million, or 4.6% of net sales. Operating expenses included a trade name impairment charge of $25.6 million, or 3.2% of net sales, goodwill impairment charge of $0.4 million and restructuring charges of $13.3 million, or 1.7% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. Operating expenses included approximately $2.4 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility.  Operating expenses also included $9.1 million of amortization associated with the purchase price allocation to intangible assets other than goodwill. General and administrative expenses included $4.4 million for hiring, training and development during fiscal year 2008 for more than 200 employees associated with our organizational transformation. The impact of exchange rates on operating expenses for fiscal year 2008 was an increase of $2.9 million. The impact of an extra week in fiscal year 2008 as compared to fiscal year 2007 was an increase of $2.5 million. Excluding the impact of exchange rates, additional depreciation and amortization, training and development expenses, the trade name impairment, goodwill impairment and restructuring charge, and after adjusting for the extra week in fiscal year 2008 compared to fiscal year 2007, operating expenses would have been $117.1 million.

Operating expenses in fiscal year 2007 included $4.4 million in transaction expenses associated with the Acquisition of Acquired Company and formation and operating costs of $2.3 million associated with Barzel for the ten-day period following the Acquisition.  The transaction expenses were primarily for legal, banking and other advisory services associated with due diligence, regulatory reporting and capital structure planning and financing requirements for the Acquisition.  The formation and operating costs consist primarily of compensation for the corporate officers, travel, legal, accounting and other costs associated with the formation and administration of the corporate activities.

In fiscal year 2008, interest expense was $42.2 million while interest income was $0.9 million.  Interest expense on our Notes and the ABL Credit Facility was $36.2 million and $3.8 million, respectively, in fiscal year 2008.  Interest on the Notes during such period included $0.3 million in additional interest expense resulting from the delayed registration of the Notes.  The remaining $2.2 million of interest expense primarily represented the amortization of deferred financing charges.  The average balance of debt outstanding on the ABL Credit Facility for fiscal year 2008 was $63.8 million with an average interest rate of 5.83%.  The Notes outstanding are $315.0 million with a fixed interest rate of 11.5%. In fiscal year 2007, the Company recorded interest income, net of interest expense, of $3.5 million.  Interest income was $4.8 million, substantially all of which was interest income earned on the offering proceeds held in trust from March 12, 2007 until November 14, 2007.  Interest expense was $1.3 million. Interest expense on the Notes and the ABL Credit Facility was $1.0 million and $0.2 million, respectively, for the ten-day period following the Acquisition.  The remaining $0.1 million of interest expense represents the amortization of deferred financing charges for the ten-day period following the Acquisition.

Loss before income taxes increased by $73.4 million to $79.5 million for fiscal year 2008 compared to $6.1 million in fiscal year 2007. The fiscal year 2008 loss before income taxes includes $25.6 million for the trade name impairment charge, $0.4 million for the goodwill impairment charge, $13.3 million for restructuring charges, $9.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $2.4 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. Loss before income taxes of $6.1 million in fiscal year 2007 resulted primarily from formation, operating and transactional expenses associated with the start up of the Company and the acquisition of Acquired Company.

Income taxes were a benefit of $24.9 million and $2.3 million in fiscal year 2008 and 2007, respectively, and reflect an estimated annual effective income tax rate of approximately 31.3% and 37.4%, respectively. The decrease in the fiscal year 2008 rate is primarily due to the tax non-deductibility of the goodwill impairment a portion of incentive compensation and certain interest expense.  The Company has an income taxes receivable of $1.3 million at November 29, 2008, resulting from the income tax benefit for fiscal year 2007 and overpayment of income taxes during fiscal year 2007 related thereto.  The Company also has deferred income tax assets associated with prior net operating losses of Acquired Company of $3.9 million.

    Net loss was $54.6 million in fiscal year 2008, or a net loss of $2.39 per basic and diluted share outstanding, as compared to net loss of $3.8 million in fiscal year 2007, or a net loss of $0.20 per basic and diluted share outstanding.  Fiscal year

2008 includes activity for the full fiscal year whereas fiscal year 2007 includes activity for the ten-day period following the Acquisition.

Fiscal year 2007 compared to fiscal year 2006

The consolidated financial statements for fiscal year 2006 include only the financial results of Symmetry. The financial statements for fiscal year 2007 include the financial results of Barzel and its wholly-owned subsidiaries, Barzel Holdings, Barzel Finco and Acquired Company for the period from the date of the Acquisition to the fiscal year end, that is, the ten-day period from November 15, 2007 until November 24, 2007. However, the ten-day results of operations that have been included for Acquired Company may not be indicative of results for a full quarter of a full fiscal year.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

In fiscal year 2007, net sales increased by $16.3 million, representing the sales of Acquired Company for the ten-day period following the Acquisition. Net sales include direct sales and toll processing revenues.  For the period from January 1, 2007 to November 24, 2007, direct sales and toll processing revenues were approximately $14.4 million and $1.9 million, respectively.  These sales represent a lower than average level of shipments for a typical 10-day period primarily due to lower direct processing primarily in Canada and in part due to continued cautious inventory management by our steel distributor customers and lower automotive production in late 2007.

Cost of sales was $14.8 million, or 90.7% of total sales for the same ten-day period.  See “Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Accounting Policies,” of our Notes to Consolidated Financial Statements for the period ended November 29, 2008 for a complete description of what is included in cost of sales.  The cost of sales includes $1.1 million of additional costs associated with the amortization for the ten-day period of approximately $7.8 million of purchase price that was allocated to inventory to increase certain acquired inventories up to their fair market value on the date of the Acquisition.  Excluding the amortization for the ten-day period, cost of sales represented 84.0% of total sales.  The Company’s amount of direct expenses associated with providing processing services was approximately $0.1 million for fiscal year 2007 and nil for the period from April 26, 2006 to December 31, 2006.

Gross margin was $1.5 million, representing the ten-day period following the Acquisition.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margins.  Gross margin dollars were reduced by the $1.1 million of additional costs associated with the amortization for the ten-day period.  The remaining $6.7 million of purchase price that was allocated to inventory to increase certain inventories up to their fair market value on the date of the Acquisition will be amortized as these inventories are sold, substantially all of which should occur in the 2008 first quarter.

Operating expenses, in absolute dollars, increased by $6.6 million, from $0.1 million in fiscal year 2006 to $6.7 million in fiscal year 2007.  For fiscal year 2007, operating expenses included $4.3 million in plant, distribution, selling and general and administrative expenses for the ten-day period following the Acquisition.  The operating expenses also included formation and operating costs of $2.4 million associated with Barzel.  These costs consist primarily of compensation for the corporate officers, travel, legal, accounting and other costs associated with the formation and administration of the corporate activities.  The Company also incurred transaction expenses of $4.4 million associated with the Acquisition of Acquired Company.  These expenses were primarily for legal, banking and other advisory services associated with due diligence, regulatory reporting and capital structure planning and financing requirements for the Acquisition.

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

Income taxes in fiscal year 2007 were a benefit of $2.3 million and represent 37.4% of loss before income taxes.  The Company recorded income taxes receivable of $2.8 million at November 24, 2007, resulting from this income tax benefit for fiscal year 2007 and overpayment of income taxes during fiscal 2007 related thereto.  The Company also has deferred income tax assets associated with prior net operating losses of Acquired Company of $6.1 million.

Net loss was $3.8 million in fiscal year 2007, or a net loss of $0.20 per basic and diluted share outstanding, as compared to $0.1 million in fiscal 2006, or a net loss of $0.03 per basic and diluted share outstanding.

Unaudited Pro Forma Condensed Financial Information

The following unaudited pro forma condensed financial information combines the historical statements of operations of Acquired Company for the period from November 26, 2006 to November 24, 2007 and Barzel for the period from January 1, 2007 to November 24, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007 ("2007 pro formas").

The unaudited pro forma condensed financial statements have been derived from the historical financial statements of Barzel and Acquired Company, and many adjustments and assumptions have been made regarding the combined company after giving effect to the Acquisition.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the Acquisition occurred as of the beginning of the periods and are not an indication of our financial condition or results of operations following the consummation of the Acquisition.  Our actual financial condition and results of operations following the consummation of the Acquisition may not be consistent with, or evident from, the unaudited pro forma condensed financial statements. The unaudited pro forma condensed financial information has been prepared in accordance with Article 11 of Regulation S-X of the SEC.

The following unaudited pro forma condensed financial information is only a summary and should be read together with “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements and notes thereto, as well as the historical financial statements and notes of Acquired Company, including certain historical consolidated financial statements of Acquired Company that appear elsewhere in this report.  The pro forma information is included in this report for both consistency and relevance.

Unaudited Pro Forma Condensed Consolidated Statement of
Operations for the Fiscal Year Ended November 24, 2007
(in thousands of U.S. dollars, except for per share data)

	Barzel 11/24/07	Acquired Company 11/24/07	Pro Forma Adjustments	Pro Forma Combined	Notes
Net sales	$—	$801,348	$—	$801,348
Cost of sales	—	652,540	—	652,540
Gross margin	—	148,808	—	148,808
Operating expenses
Plant	—	43,023	1,351	44,374	(1)
Delivery	—	24,689	—	24,689
Selling	—	13,893	—	13,893
Formation and operating costs	2,110	—	—	2,110
Amortization of intangibles	—	—	9,550	9,550	(1)
Administrative and general	1,650	39,896	(24,208)	17,338	(1	)(2)(6)
	3,760	121,501	(13,307)	111,954

Operating income (loss)	(3,760)	27,307	13,307	36,854

Interest income, net	(5,105)	—	5,105	—	(3)
Interest expense, net	—	(1,671)	45,217	43,546	(4)
Share in income of joint venture	—	(251)	—	(251)
	(5,105)	(1,922)	50,322	43,295

Income (loss) before income taxes	1,345	29,229	(37,015)	(6,441)
Income taxes (benefit)	451	11,430	(13,819)	(1,938)	(5)

Net income (loss)	$894	$17,799	$(23,196)	$(4,503)

Weighted average number of shares:
Basic	21,452,304	10,450,000	(10,450,000)	21,452,304	(7)
Diluted	21,452,304	10,450,000	(10,450,000)	21,452,304	(8)

Earnings (loss) per share
Basic	$0.04	$1.70		$(0.21)
Diluted	$0.04	$1.70		$(0.21)

Note 1
Represents the change in depreciation and amortization from final purchase accounting adjustments, assuming the Acquisition occurred on January 1, 2007. The depreciation and amortization are calculated on a straight-line basis assuming a useful life of 30 years, 12 years, 4 years, 1.5 years and 15 years for buildings, customer relationships, leasehold interest, non-compete agreements, and all other property, plant and equipment, respectively.

Property, plant and equipment depreciation	$1,351
Intangible assets—amortization	9,550
Intangible assets—admin and general	139
Total	$11,040

Based on a final valuation of acquired property, plant and equipment, the incremental value over net book value of the assets placed into service and the increased depreciation has been calculated as follows:

	Step-Up in Value	Depreciable Life	Increased Depreciation
			Annual	Quarterly
Buildings	$3,803	30	$127	$32
Machinery and equipment	18,366	15	1,224	306
			$1,351	$338

Based on a final valuation of the acquired intangible assets, intangible assets and the related amortization have been calculated as follows:

	Step-Up in Value	Amortizable Life	Amortization
			Annual	Quarterly
Trade name	$27,900	indefinite	$-	$
Customer relationships	73,800	12	6,150		1,538
Non-compete agreements	5,100	1.5	3,400		850
Total expensed to amortization			$9,550		$2,388

Leasehold interest	556	4	$139		$35
Total expensed to administrative and general			$139		$35

Note 2

Adjustments to (a) eliminate the salaries of $1.882 million and bonuses of $0.362 million paid to five senior management employees of Acquired Company who terminated their employment immediately after closing of the Acquisition, (b) eliminate initial compensation payments approved by the Board of Directors to Corrado De Gasperis, its Chief Executive Officer, and Domenico Lepore, its President, and report the estimated salaries and benefits of Barzel’s new executive management team, consisting of Messrs. De Gasperis and Lepore, (c) eliminate $1.943 million in operating costs of a building and aircraft sold immediately after closing of the Acquisition as required under the arrangement agreement relating to the Acquisition, (d)

eliminate $3.358 million in transaction and consulting fees incurred and expensed by Barzel and (e) eliminate $12.782 million in legal, accounting and appraisal fees incurred and expensed by Acquired Company.

Administrative and general expenses—compensation	$(2,244)	(a)
Administrative and general expenses—Barzel actual costs	(1,650)	(b)
Administrative and general expenses—Barzel projected costs	2,000	(b)
Administrative and general expenses—operating expenses for assets sold, net	(1,943)	(c)
Administrative and general expenses—Barzel incurred transaction costs (not capitalized)	(3,358)	(d)
Administrative and general expenses—Acquired Company incurred transaction costs (not capitalized)	(12,782)	(e)
Total	$(19,977)

(a)	Salary amounts represent actual costs recorded during the period obtained directly from the payroll system. Bonus amounts reflect accruals during the fiscal year.

(b)
The $1.65 million of Barzel’s actual costs represent initial compensation payments of $0.95 million and $0.7 million made to Messrs. De Gasperis and Lepore, respectively, in respect of fiscal 2007 that was paid during the first quarter of 2008.  These amounts were approved by the independent directors of the Board of Directors on December 26, 2007 and are outlined in their three-year employment agreements, which became effective as of January 1, 2008.  The independent directors determined that, absent extraordinary circumstances, no stock options, restricted stock or other equity incentive awards would be made to either executive during the three-year period ending on December 31, 2010.  Pro forma adjustments were made to remove the $1.65 million of Barzel actual costs and replace them with an estimate of $2.0 million annual compensation for the salary and benefit costs of the new Barzel executive team, comprised of Messrs. De Gasperis and Lepore.  The annual compensation estimate of $2.0 million, or $0.5 million per quarter, for salary and benefit costs is based upon (i) a $0.8 million base salary and $0.4 million bonus for Mr. De Gasperis and (ii) a $0.55 million base salary and $0.275 million bonus for Mr. Lepore, which estimates were prepared before their employment agreements were entered into.

(c)
Operating expenses for assets sold, net of $1.943 million, is comprised of the following:  (i) LaSalle leaseback $1.425 million, (ii) plane $2.037 million, (iii) Stoney Creek land $46,000 and (iv) net of $1.565 million in lease payments associated with the leaseback of the building.  The LaSalle office building was sold back to the Jones family and leased back by Barzel.  The pro forma statements were adjusted for the cost of operating this building and replaced by the associated amount of lease payments.  The corporate plane (an asset of Novamerican Tube Holdings, Inc. in the U.S.) was sold for cash, the sale of which occurred prior to the acquisition. Since the plane was not acquired, pro forma adjustments were made to remove its operating expenses.  The Stoney Creek land was sold prior to the acquisition.

(d)	The transaction and consulting fees incurred and expensed by Barzel represent actual costs recorded during the period.

(e)	The legal, accounting and appraisal fees incurred and expensed by Acquired Company represent actual costs recorded during the period.

Note 3

To eliminate interest income earned on cash accounts and the trust account through November 15, 2007, which would have been applied to the Acquisition as of January 1, 2007.

Interest income—Trust and Cash Accounts	$5,105
Total	$5,105

Note 4

Adjustments to (a) reflect interest expense on the amounts borrowed under the ABL Credit Facility which would have been applied to the financing of the Acquisition as of January 1, 2007 and the fees on the undrawn portion of the ABL Credit Facility as if obtained at January 1, 2007, (b) reflect interest expense on the Notes, (c) reflect amortization of deferred financing fees into interest expense as if the Acquisition occurred January 1, 2007 and (d) reverse Acquired Company’s interest (income) expense on debt, which would have been repaid upon the closing of the Acquisition as of January 1, 2007.

Interest expense— ABL Credit Facility	$4,836	(a)
ABL Credit Facility fee	321	(a)
Interest expense—Notes	36,225	(b)
Financing fees	2,164	(c)
Interest income, net—historical Acquired Company	1,671	(d)
Total	$45,217

(a)
The $4.8 million pro forma interest expense on the ABL Credit Facility was calculated as the $68.1 million assumed borrowed for the transaction times the daily average LIBOR rate in effect at that time (ranging from 5.36% in December 2006 to 4.96% in November 2007) plus 175 basis points.  In addition, the $175.0 million ABL Credit Facility has a facility fee of $0.3 million calculated as 30 basis points of the undrawn portion of $106.9 million (the undrawn portion is the difference between the $175.0 million ABL Credit Facility minus the $68.1 million assumed borrowed for the transaction).

(b)	The $26.2 million pro forma interest expense on the Notes was calculated as the $315.0 million assumed borrowed for the transaction times the 11.5% interest rate on the Notes.

(c)	Deferred financing costs were 1.0% of the total availability under the ABL Credit Facility ($175.0 million) and 2.5% of the Notes ($315.0 million).

(d)
Acquired Company chose a net presentation for interest (income) expense for the fiscal year ended November 24, 2007.  For that period, interest expense was $0.5 million and interest income was $2.2 million, resulting in interest income (net) of $1.7 million for Acquired Company.

A 1/8% increase in the interest rate would have correspondingly increased pro forma interest expense by approximately $85,000, and a 1/8% decrease in the interest rate would have correspondingly decreased pro forma interest expense by approximately $85,000.

Note 5

To eliminate the provision for income taxes on interest income described in Note 3 and to adjust the provision for income taxes for the effect of pro forma income for the twelve months ended November 24, 2007.

As a condition to the closing of the Acquisition, the aircraft owned by Acquired Company was required to be disposed of. The sale of the aircraft resulted in a book loss of $159,000 and a tax gain of $10,050. The book loss was included in the pro forma adjustment to eliminate the operating costs associated with ownership of the aircraft. The tax expense associated with the taxable gain was eliminated in this pro forma adjustment, since the aircraft was presumed to be sold prior to the earliest date presented. After the elimination of this discrete item within the tax provision, the pro forma effective tax rate is estimated to be 33%.

Income tax expense on sale of aircraft	$(3,699)
Income tax expense	(10,120)
Total	$(13,819)

Note 6

To eliminate foreign exchange loss from the liquidation of the Annaco legal entity in conjunction with the creation of the new legal structure of the Company.

The arrangement agreement relating to the Acquisition provided for specific legal steps regarding the corporate structure of Acquired Company, including the dissolution/liquidation of Annaco.  As such, the foreign exchange loss incurred by Annaco was specific to the Acquisition and would not have occurred except for the Acquisition, so that the foreign exchange loss has been included as a pro forma adjustment for the fiscal year ended November 24, 2007.

Foreign exchange loss	$(4,370)
Total	$(4,370)

Note 7

The pro forma combined weighted average number of common shares outstanding is based on the weighted average number of shares of common stock of Barzel as of November 15, 2007.  Reflects the elimination of Acquired Company's shares and presentation of Barzel shares as if they were outstanding at the beginning of the period presented, January 1, 2007.  There were no subsequent equity transactions beyond the Acquisition and therefore the shares outstanding on the acquisition date are the shares outstanding at each quarter end for pro forma purposes.

	Barzel	Acquired Company	Pro Forma Combined
Combined weighted average shares outstanding before pro forma adjustments	21,452,304	10,450,000	31,902,304

Pro forma adjustments (assumed January 1, 2007):
Retirement of Acquired Company shares	-	(10,450,000)	(10,450,000)
Total pro forma adjustments	-	(10,450,000)	(10,450,000)

Balance at November 24, 2007	21,452,304	-	21,452,304

Note 8

Reflects the elimination of Acquired Company's shares and exclusion of the potentially dilutive impact of 25,579,069 Barzel warrants convertible into common stock as they would be anti-dilutive on a pro forma basis as a result of the pro forma loss per share.

	Barzel	Acquired Company	Pro Forma Combined
Combined weighted average shares outstanding, assuming dilution before pro forma adjustments	21,452,304	10,450,000	31,902,304

Pro forma adjustments (assumed January 1, 2007):
Retirement of Acquired Company shares	-	(10,450,000)	(10,450,000)
Total pro forma adjustments	-	(10,450,000)	(10,450,000)

Balance at November 24, 2007	21,452,304	-	21,452,304

Company's actual fiscal year 2008 compared to Pro forma fiscal year 2007

Net sales for fiscal year 2008 remained essentially flat at $801.1 million, a decrease of $0.2 million from $801.3 million for the pro forma fiscal year 2007.  The impact of changes in the exchange rate of the Canadian dollar on sales was an increase of $18.0 million.  Excluding the impact of exchange rates, net sales would have decreased by $18.2 million, or 2.3%, compared with the pro forma fiscal year 2007.  Decreased sales were primarily due to a greater percentage of toll processed versus direct sale tons and due to a dramatic decline in the price and volume of our products in the fourth fiscal quarter of 2008, driven primarily from weaker global economic conditions, particularly in industrial manufacturing and automotive segments, resulting in lower demand for steel.

Total tons directly sold and toll processed for fiscal year 2008 decreased by 7,643 tons, or 0.5%, to 1,442,699 tons from 1,450,342 tons for the pro forma fiscal year 2007. Total tons in fiscal year 2008 included 733,036 tons from direct sales and 709,663 tons from toll processing.  Total tons in pro forma fiscal year 2007 included 845,713 tons from direct sales and 604,629 tons from toll processing.  Direct sale tons decreased by 13.3% to 733,036 tons in fiscal year 2008 from 845,713 tons for the pro forma fiscal year 2007.  The decrease in direct sale tons resulted from lower automotive sheet and tubular products stemming from the sustained decline in steel demand, particularly in the automotive, transportation and construction industries. Toll processed tons increased by 17.4% to 709,663 tons in fiscal year 2008 from 604,629 in fiscal year 2007. The increase in tons toll processed in fiscal year 2008 was primarily driven by increased market share with certain major customers, somewhat offset by weaker processing for steel mills and processing centers, primarily resulting from weaker Canadian automotive and manufacturing sectors

Gross margin for fiscal year 2008 decreased by $9.0 million, or 6.0%, to $139.8 million, from $148.8 million for the pro forma fiscal year 2007.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margins.  As a percentage of sales, gross margin decreased to 17.4% in fiscal year 2008 from 18.6% in the pro forma fiscal year 2007.  Changes in exchange rates resulted in an increase of $3.1 million in gross margin.  In addition, gross margin for fiscal 2008 was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory.  Excluding the impact of exchange rates and the purchase price allocation to inventory, gross margin would have decreased by $5.4 million to $143.4 million, or 17.9% as a percentage of net sales.

Operating expenses for fiscal year 2008 increased by $66.3 million, or 59.2%, to $178.2 million, from $112.0 million for the pro forma fiscal year 2007. As a percentage of net sales, operating expenses increased to 22.2% in fiscal year 2008 from 14.0% compared to the pro forma fiscal year 2007.  Operating expenses included a trade name impairment charge of $25.6 million, or 3.2% of net sales, a goodwill impairment charge of $0.4 million, or 0.5% of net sales and restructuring charges of $13.3 million, or 1.7% of net sales, associated with the closure of the Cambridge facility and the implementation of organizational changes. The remaining increase in operating expenses from fiscal year 2008 compared to pro forma fiscal year 2007 was primarily attributed to plant operating expenses of $54.4 million in fiscal year 2008, or 6.8% of net sales, as compared to $44.4 million in pro forma fiscal year 2007, or 5.5% of net sales and general and administrative expenses of $37.0 million in fiscal 2008, or 4.6% of net sales, as compared to $17.3 million in pro forma fiscal year 2007, or 2.2% of net sales. Operating expenses for fiscal year 2008 included approximately $2.4 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. Operating expenses for fiscal year 2008 also included $9.1 million of amortization associated with the purchase price allocation to intangible assets other than goodwill. General and administrative expenses included $4.4 million for hiring, training and development during fiscal year 2008 for more than 200 employees associated with our organizational transformation. The impact of exchange rates on operating expenses for fiscal year 2008 was an increase of $2.9 million.  The impact of an extra week in fiscal year 2008 as compared to pro forma fiscal year 2007 was an increase of $2.5 million. Excluding the impact of exchange rates, additional depreciation and amortization, training and development expenses, the trade name impairment, goodwill impairment and restructuring charge, and after adjusting for the extra week in fiscal year 2008 compared to pro forma fiscal year 2007, operating expenses would have been $117.1 million as compared to $111.9 million for the pro forma fiscal year 2007.

Pro forma adjustments resulted in the exclusion from administrative costs actually incurred in the pro forma fiscal year 2007, of the following: $2.2 million in compensation for the former officers of Acquired Company, $1.9 million in operating costs associated with the disposed assets, including the aircraft, and $12.8 million in transaction related costs incurred by Acquired Company before the acquisition, including investment banking, legal and accounting services and change in control and related termination benefits. The pro forma adjustments also exclude $3.4 million of transaction costs incurred by Symmetry that were not capitalized but include $2.0 million of ongoing costs for Symmetry's principal executive officers.

Interest income for fiscal year 2008 was $0.9 million as compared to nil for pro forma year 2007.  Interest expense for fiscal year 2008 decreased $1.3 million, or 3.0%, to $42.2 million, from $43.5 million for pro forma fiscal 2007.  Interest expense on the Notes and ABL Credit Facility was $36.2 million and $3.8 million, respectively, in fiscal year 2008 and $36.2 million and $4.8 million, respectively, in pro forma fiscal year 2007. Interest on the Notes in fiscal year 2008 included $0.3 million in additional interest expense resulting from the delayed registration of the Notes. The remaining $2.2 million of interest expense for fiscal year 2008 and pro forma fiscal year 2007, respectively, primarily represents the amortization of deferred financing charges.  The average balance of debt outstanding on the ABL Credit Facility for fiscal year 2008 was $63.8 million with an average interest rate of 5.83%.  The Notes outstanding were $315.0 million with a fixed interest rate of 11.5%.

Loss before income taxes for fiscal year 2008 was $79.5 million, as compared to loss before income taxes for pro forma fiscal year 2007 of $6.4 million. The fiscal year 2008 loss before income taxes includes $25.6 million for the trade name impairment charge, $0.4 million for the goodwill impairment charge, $13.3 million for restructuring charges, $9.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, $2.4 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and $0.5 million for accelerated depreciation on assets at our Cambridge facility. Loss before income taxes of $6.4 million in pro forma fiscal year 2007 resulted primarily from formation, operating and transactional expenses associated with the start up of the Company and the acquisition of Acquired Company.

Income taxes were a benefit of $24.9 million in fiscal year 2008 and $1.9 million in the pro forma fiscal year 2007 and reflect an estimated annual effective income tax rate of approximately 31.3% and 30.1%, respectively.  The decrease in the fiscal year 2008 rate is primarily due to the tax non-deductibility of the goodwill impairment, a portion of incentive compensation and certain interest expense.

Net loss was $54.6 million for fiscal year 2008, or net loss of $2.39 per basic and diluted share outstanding, as compared to net loss of $4.5 million for pro forma fiscal year 2007, or net loss of $0.21 per basic and diluted share outstanding.

EBITDA

The following unaudited pro forma condensed financial information presents EBITDA, a non-GAAP financial measure, and reconciles EBITDA to GAAP financial information, on a combined basis, for Acquired Company for the period from November 26, 2006 to November 24, 2007 and Barzel for the period from January 1, 2007 to November 24, 2007, giving effect to the Acquisition as if it had occurred on January 1, 2007.

This unaudited pro forma condensed financial information has been derived from the historical financial statements of Barzel and Acquired Company, and many adjustments and assumptions have been made regarding the combined company after giving effect to the Acquisition.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the Acquisition occurred as of the beginning of the relevant period and are not an indication of our financial condition or results of operations following the consummation of the Acquisition.  Our actual financial condition and results of operations following the consummation of the Acquisition may not be consistent with, or evident from, this unaudited pro forma condensed financial information.  This unaudited pro forma condensed financial information should be read together with “Selected Financial Data” and our historical consolidated financial statements and notes thereto, as well as the historical financial statements and notes of Acquired Company, including certain historical consolidated financial statements of Acquired Company that appear elsewhere in this report.

EBITDA is a non-GAAP financial measure that we calculate according to the tables set forth below, using the GAAP amounts.  We believe that this non-GAAP financial measure is generally accepted as providing useful information regarding a company’s credit facilities and certain financial-based covenants and, accordingly, its ability to incur debt and maintain adequate liquidity.  Such a non-GAAP financial measure should not be considered in isolation or as a substitute for net income (loss), cash flows from continuing operations or other consolidated income or cash flow data prepared in accordance with GAAP.  Our method for calculating this non-GAAP financial measure may not be comparable to methods used by other companies and is not the same as the method for calculating EBITDA under our ABL Credit Facility or the indenture relating to the Notes.

Unaudited Pro Forma EBITDA
For the Period Ended November 24, 2007
(in thousands of U.S. dollars)

	Barzel 11/24/07	Acquired Company 11/24/07	Pro Forma Adjustments	Pro Forma Combined
Net income (loss)	$894	$17,799	$(22,627)	$(3,934)
Interest expense (income)	(5,105)	(1,671)	50,322	43,546
Depreciation and amortization	7	10,695	9,137	19,839
Income tax	451	11,430	(13,819)	(1,938)
EBITDA	$(3,753)	$38,253	$23,013	$57,513

Liquidity and capital resources

Overview of Cash Flow and Plans to Manage Liquidity.

We rely on cash generated from our internal operations as a primary source of liquidity, as well as available credit facilities, and the issuance of long-term debt.  We believe that the funds available from operations will be sufficient to provide us with the liquidity necessary for anticipated working capital requirements, capital expenditure requirements and interest payments associated with our ABL Credit Facility and Notes. Our ability to continue to fund these items may, however, be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, interest payments, timing of capital investments and other factors.  For a further discussion of risks that can impact our liquidity, see Item 1A. “Risk Factors,” beginning on page 11.

On November 29, 2008, our total long-term debt was $348.8 million (representing $315.0 million of Notes and $33.8 million drawn on the ABL Credit Facility) and we had $25.3 million of cash and cash equivalents (or a net debt of $323.5 million).  On January 30, 2009, our total long-term debt was $315.0 million (representing $315.0 million of Notes and nil drawn on the ABL Credit Facility) and we had approximately $12.7 million of cash and cash equivalents (or a net debt of approximately $302.3 million). Our high leverage and other substantial obligations could have a material impact on our liquidity. Cash flow from operations services payment of our debt.  Our leverage makes us more vulnerable to economic downturns.

As of November 29, 2008, the aggregate eligible assets in our borrowing base totaled $66.4 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that is subject to a $15.0 million availability block), of which $0.9 million was utilized for letter of credit obligations and approximately $33.8 million was outstanding under the ABL Credit Facility.  Since the borrowing base under the ABL Credit Facility consists of certain eligible accounts receivable and inventory, some of which are denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base.  At November 29, 2008, our liquidity totaled $42.0 million representing cash on hand and availability under the ABL Credit Facility.  For the fiscal year ended November 29, 2008, the weighted-average interest rate of borrowed ABL Credit Facility funds was 5.83%.  On January 30, 2009, the aggregate eligible assets in our borrowing base was $35.5 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base that is subject to a $15.0 million availability block), of which $0.9 million was utilized for letter of credit obligations.  There were no borrowings outstanding under the ABL Credit Facility as of January 30, 2009.  At January 30, 2009, our liquidity totaled $32.3 million representing cash on hand and availability under the ABL Credit Facility.

In fiscal year 2008, we recorded a restructuring charge of $13.3 million for the organizational redesign related to our implementation of the Decalogue operating methodology at the Company.  The restructuring charges are primarily for severance and related costs for 189 terminated employees.  In fiscal year 2008, we made cash restructuring payments of $4.9 million.  We expect to record an additional $0.2 million of restructuring changes in the first quarter of 2009 related to the redesigned rationalization of our distribution and processing facilities.  Our interest payments on the Notes total $36.2 million per annum with installments of $18.1 million paid on each of May 15th and November 15th.  In fiscal year 2009, we expect cash restructuring payments of approximately $7.8 million to be paid as follows:  approximately $3.1 million, $2.2 million, $1.6 million and $0.9 million in the fiscal first, second, third and fourth quarters of 2009, respectively.

Our organizational redesign also includes increasing resources in certain areas such as replenishment, production scheduling, statistical process control, sales, marketing and human resources.  These organizational changes will increase the speed of our cycle time improvements and resultant inventory reductions.  The cost of these resources is included in our estimated net operating expense reductions. We incurred approximately $4.4 million in the fiscal year 2008 for operating expenses associated with hiring, training and development required for these changes and certain other redundant organizational expenses resulting from increasing certain resources in advance of other reductions.

We expect cash interest payments to be approximately $37.8 million in fiscal year 2009 with approximately $18.1 million expected in the second fiscal quarter of 2009 (less than $1.0 million in the first fiscal quarter of 2009).  We spent $10.6 million in capital expenditures in fiscal year 2008, including $8.0 million for our Morrisville, Pennsylvania structural tubing facility expansion.  We expect capital expenditures of approximately $6.0 million in fiscal year 2009, including $2.5 million for the completion of the expansion at the Morrisville, Pennsylvania tubing facility.

In order to seek to minimize our credit risks, we reduced our sales of steel to some customers and potential customers in the U.S. and Canada (except for cash on delivery). We cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

We may from time to time and at any time, as allowed under the ABL Credit Facility and Notes, repurchase our debt or equity securities, for cash, common stock or other securities or a combination thereof, in open market or privately negotiated transactions, opportunistically and on terms that we believe to be favorable.

Overview of Cash Flow Activities for the Years Ended November 29, 2008 and November 24, 2007

Operating Activities

Cash provided by operating activities was $51.9 million in fiscal year 2008 compared to cash used by operating activities of $5.4 million in fiscal year 2007. Net loss, after deducting a net deferred tax benefit of $25.6 million and adding back the net effect from non-cash items amounted to $30.3 million. Cash used by operations included $51.3 million related to accounts payable and accrued liabilities.  Such uses were offset by cash provided by operating activities resulting from a decrease in accounts receivable of $46.0 million, a decrease of income taxes receivable of $1.3 million and a decrease in inventories of $88.4 million.  The decrease in accounts receivable is a result of an overall economic decline in the market coupled with a specific reduction of customers that do not fit into the new replenishment model that management has implemented.  During the course of fiscal year 2008, the Company reduced its carrying inventory in anticipation of its implementation of its replenishment model.

Investing Activities

Cash flow used in investing activities was $10.5 million in fiscal year 2008, primarily for $10.6 million in additions to property, plant and equipment, including $8.0 million for expansion of our Morrisville, Pennsylvania structural tubing facility, partially offset by $0.1 million in proceeds on disposal of property and equipment.

Cash used in investing activities was $478.6 million in fiscal year 2007 for the investment in Acquired Company of $491.1 million, net, representing a gross purchase price of $585.2 million net against cash provided by the acquisition that was on hand at November 15, 2007 of $94.1 million.  Additional cash was provided by the disposal of acquired property, plant and equipment, primarily the sale of the aircraft and certain non-productive land totaling $15.4 million.  This cash was partially offset by the payment of acquisition costs totaling $2.9 million.

Financing Activities

           Cash used in financing activities was $32.9 million in fiscal year 2008.  We received proceeds from borrowings of $43.7 million and repaid $76.6 million of borrowings under the ABL Credit Facility during fiscal year 2008.

Cash provided by financing activities was $503.6 million in fiscal year 2007.  During fiscal year 2007, we received gross proceeds of $150.0 million (less offering costs of $11.2 million) from the issuance and sale of units through an initial public offering and gross proceeds of $19.8 million from two private placements of common stock and warrants. On November 15, 2007, we paid $30.3 million to common stockholders who exercised their conversion right and returned their common shares to us.  On November 15, 2007, we also received gross proceeds of $383.1 million (less offering costs of $15.1 million) from the issuance and sale of the Notes ($315.0 million) and under the ABL Credit Facility ($68.2 million). We used these proceeds, along with our remaining $112.0 million of equity, to fund the Acquisition.  We borrowed an additional $7.6 million under the ABL Credit Facility during fiscal year 2007.

Debt and commitments

As of November 29, 2008, we had two separate debt arrangements:

•	$315.0 million in 11.5% Notes due 2015; and

•	$175.0 million under the ABL Credit Facility.

On November 15, 2007, the Company, through Barzel Finco, issued the Notes.  Interest on the Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15.  The Notes mature on November 15, 2015

On November 15, 2007, the Company and its affiliates entered into the ABL Credit Facility.  The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in an aggregate principal amount of up to $50.0 million.

As of November 29, 2008, amounts outstanding under the Notes were $315.0 million and amounts outstanding under the ABL Credit Facility were $33.8 million. We had an additional $16.7 million of borrowing availability under the ABL Credit Facility, net of $0.9 million of outstanding and undrawn letters of credit, which reduces availability under the ABL Credit Facility. As of January 30, 2009, amounts outstanding under the Notes were $315.0 million and amounts outstanding under the ABL Credit Facility were nil.  We had an additional $19.6 million of borrowing availability under the ABL Credit Facility, net of $0.9 million of outstanding and undrawn letters of credit, which reduces availability under the ABL Credit Facility.  Our liquidity requirements are significant, primarily due to debt service requirements and the cyclicality of our business. We anticipate cash interest payments in fiscal year 2009 to be approximately $37.8 million.  Prior to maturity, to the extent permitted by the terms of the ABL Credit Facility and permitted or required by the terms of the Notes, we may redeem a portion of the Notes with the proceeds of the issuance of capital stock, may offer to purchase Notes from the proceeds of certain asset dispositions and may acquire Notes in market transactions or, subject to limitations, redeem Notes with cash from operations. We expect to repay the principal amount of the Notes outstanding at maturity from cash generated from operations and/or the proceeds of equity or debt financing.

The ABL Credit Facility and the Notes Indenture contain covenants which restrict our ability to incur additional indebtedness, although we are not restricted from engaging in common equity financing.

Capital expenditures

Our capital requirements are subject to change as business conditions fluctuate and opportunities arise. We anticipate spending approximately $6.0 million on certain projects in fiscal year 2009, including approximately $2.5 million for the completion of the expansion at the Morrisville, Pennsylvania tubing facility.

Restructuring

We anticipate spending approximately $8.0 million for restructuring payments associated with the organizational changes effected in 2008 and early 2009, primarily for severance and related employee exit costs. We anticipate spending approximately $2.5 million of the $8.0 million in the first fiscal quarter of 2009.

Off-balance sheet arrangements

As of, and for the fiscal year 2008, we had no off-balance sheet arrangements that had, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term contractual obligations and commercial commitments at November 29, 2008. The table excludes commitments that are contingent based upon events or factors that are uncertain at this time.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands of U.S. dollars)
Notes (1)	$315,000	—	—	—	$315,000
ABL Credit Facility (1)	33,814	—	—	33,814	—
Interest expense (2)	259,517	37,754	75,392	73,921	72,450
Operating leases	20,030	4,718	6,832	3,237	5,243
Purchase obligations	282	282	—	—	—
	$628,643	$42,754	$82,224	$110,972	$392,693

(1)	Principal payments only.

(2)
Based on current indebtedness and interest rates at November 29, 2008, which was $315.0 million for the Notes at an interest rate of 11.5%, $26.3 million for Canadian borrowings under our ABL Credit Facility at an interest rate of 4.8%, and $7.5 million for U.S. borrowings under our ABL Credit Facility at an interest rate of 3.9%.  An increase of 1/8% in interest rates would cause an increase in interest expense of approximately $44,000 per annum, and a decrease of 1/8% in interest rates would cause a decrease in interest expense of approximately $44,000 per annum.

The amount of purchase obligations included in the above table reflects our estimate of steel on order, in production and unshipped with respect to which we believe we would have an obligation to pay. Most of our purchase orders may be cancelled without penalty upon giving sufficient notice. In the normal course of business, we purchased approximately $625.9 million of steel for the fiscal year 2008. At November 29, 2008, there were no firm purchase orders outstanding.

We have no defined benefit or other post-retirement employee benefit obligations.

Current and pending accounting changes

Current

Effective November 25, 2007, we adopted SFAS No. 157, Fair Value Measurements, issued by the FASB in September 2006, only for its financial assets and liabilities required or permitted to be stated or disclosed at fair value.  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements.

As of November 29, 2008, we did not carry any of its assets or liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the year ended November 29, 2008.  Our fair value measurement disclosure requirements are currently limited to annual fair value disclosure of our financial instruments.

We did not adopt SFAS 157 with respect to its non-financial assets and liabilities that do not required to be stated at fair value on a recurring basis.  Under FASB Staff Position (FSP) SFAS 157-2, the Effective Date of SFAS 157 fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis are deferred until the year beginning November 30, 2008.  Primarily this deferral impacts assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.

Effective November 25, 2007, we adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB in April 2007.  This statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. Additionally, the new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings.  Additionally the statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings.  Currently, we have not elected to treat any of our financial assets or liabilities under the fair value option.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective November 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

Pending

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our year beginning November 29, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after November 30, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements. SFAS No. 160 is effective for our year beginning November 29, 2009.

In February 2008, the FASB issued FSP SFAS 157-2.  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis until the year beginning November 30, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. We are currently evaluating the impact of FSP SFAS 157-2, but do not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities.  This statement amends Statement of Financial Accounting Standards (“SFAS”) No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for our year beginning November 30, 2008.  We are currently evaluating the impact of SFAS No. 161, but do not expect the adoption of this pronouncement to have a material impact on our financial position, results of operations or cash flows as we have historically not used these instruments.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.  We do not expect the adoption of FSP No. 142-3 to have a material effect on our results of operations and financial condition.

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

Revenue recognition.  Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer's destination for direct sales or at the time services are performed for processing services where the Company is adding value to its customer’s inventory. Direct costs associated with direct sales are recognized in costs of sales upon shipment of the product and direct costs associated with processing services are recognized as part of plant expense when services are complete. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

The customer is invoiced for the complete product delivered to the customer’s designated location and shipping and handling charges are not invoiced separately. Shipping and handling costs are recorded under the "Delivery" caption on the consolidated statement of operations and comprehensive loss.

Goodwill, Intangibles and Other Long-Lived Assets.  The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our operating results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141, Business Combinations. Goodwill, which was $133.5 million at November 29, 2008, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other identifiable intangible assets, net of accumulated amortization, were $63.6 million at November 29, 2008. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Intangibles and Goodwill” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

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

Effect of Exchange Rates.  We incur costs in U.S. dollars and Canadian dollars, the currency of our manufacturing and distribution facilities, and we sell our products in both U.S. dollars and Canadian dollars.  In general, our results of operations, cash flows and financial condition are affected by changes in the Canadian dollar relative to the U.S. dollar.  We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income.  We cannot assure you that we would be able to mitigate any adverse effects of such changes.  During fiscal year 2008, the average exchange rate of the Canadian dollar versus the U.S. dollar was 1.0454 compared to 1.0859 for fiscal year 2007.  The impact of these events in fiscal year 2008 was an increase of $16.3 million in net sales, $14.3 million in cost of goods sold and $4.1 million in operating expenses.

We have Canadian dollar denominated long term debt under the ABL Credit Facility.  At November 29, 2008, $26.3 million in principal outstanding under the ABL Credit Facility was denominated in Canadian dollars.  In fiscal year 2008, we had a net total of $3.3 million in currency losses.  In fiscal year 2007, currency losses were $46,000.

Exchange rate fluctuations are beyond our control, and there can be no assurance that changes in the rate of exchange between the Canadian dollar and the U.S. dollar will not adversely affect our business, results of operations, financial condition or cash flows.

We are exposed to market risk from changes in interest rates and exchange rates.  From time to time, we may enter into financial contracts in the ordinary course of business in order to hedge these exposures.  We do not use financial instruments for trading or speculative purposes.

Interest rate risk.  Our exposure to interest rate risk is as follows, indicated in thousands of U.S. dollars:

	November 29, 2008
	Debt outstanding	Weighted average effective interest rate
ABL Credit Facility	$33,814	5.8%
Notes	315,000	11.5%
	$348,814

	November 29, 2008
	Carrying Amount	Fair Value
ABL Credit Facility	$33,814	$33,814
Notes	315,000	207,270
	$348,814	$241,084

A 100 basis point movement in the Canadian prime rate or LIBOR would result in an approximate $0.3 million, annualized, for the period ended November 29, 2008, increase or decrease in interest expense and cash flows.

Exchange rate risk.  At November 29, 2008 and November 24, 2007, we had no forward foreign currency exchange contracts outstanding.

We estimate that a 10 percent movement in the value of the Canadian dollar would affect our net sales by approximately $44.1 million annually, based on our 2008 Canadian dollar net sales.  The modeling technique used was to determine the difference between the conversions of our net sales in Canadian dollars for the year ended November 29, 2008 using the average exchange rate for the year and the what-if exchange rate. During fiscal year 2008, the average exchange rate was $1.0454 Canadian.

Commodity price risk.  We do not use derivative commodity instruments to hedge our exposure to the impact of price fluctuations on our principal raw materials.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollars are presented in thousands)

CONSOLIDATED FINANCIAL STATEMENTS INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all dollars are presented in thousands)

Barzel Industries Inc. f/k/a Novamerican Steel Inc. and Subsidiaries	Page
Consolidated Financial Statements
Reports of independent registered public accounting firms	F-2 – F-3
Consolidated balance sheets as of November 29, 2008 and November 24, 2007	F-4
Consolidated statements of operations and comprehensive loss for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006	F-5
Consolidated statements of stockholders’ equity for the periods from April 26, 2006 to December 31, 2006, January 1, 2007 to November 24, 2007 and November 25, 2007 to November 29, 2008	F-6
Consolidated statements of cash flows for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006	F-7
Notes to consolidated financial statements	F-8

Acquired Company and Subsidiaries
Consolidated Financial Statements
Report of independent registered public accounting firm	F-37
Consolidated statement of operations and comprehensive income for the period from November 26, 2006 to November 14, 2007	F-38
Consolidated statement of shareholders’ equity for the period from November 26, 2006 to November 14, 2007	F-39
Consolidated statement of cash flows for the period from November 26, 2006 to November 14, 2007	F-40
Consolidated balance sheet as of November 14, 2007	F-41
Notes to consolidated financial statements	F-42
Report of independent registered public accounting firm	F-53
Consolidated statement of operations and comprehensive income for the year ended November 25, 2006	F-54
Consolidated statement of cash flows for the year ended November 25, 2006	F-55
Notes to consolidated financial statements	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Barzel Industries Inc. (formerly Novamerican Steel Inc.)

We have audited the accompanying consolidated balance sheets of Barzel Industries Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of November 29, 2008 and November 24, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended November 29, 2008 and for the period from January 1, 2007 to November 24, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barzel Industries Inc. and Subsidiaries as of November 29, 2008 and November 24, 2007, and the results of their operations and their cash flows for the year ended November 29, 2008 and for the period from January 1, 2007 to November 24, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raymond Chabot Grant Thornton LLP1

Montreal, Canada
February 25, 2009

1           Chartered accountant auditor permit no. 6981

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders:

We have audited the accompanying statements of operations, stockholders' deficit and cash flows for the period from April 26, 2006 (date of inception) through December 31, 2006 of Barzel Industries Inc. (formerly Symmetry Holdings Inc.) (the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and cash flows for the period from April 26, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Miller, Ellin & Company LLP
New York, New York
January 3, 2007

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	November 29, 2008	November 24, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,298	$19,638
Trade accounts receivable, net (Note 7)	53,940	111,546
Income taxes receivable	1,262	2,822
Inventories (Note 8)	53,171	149,894
Prepaid expenses and other assets	3,832	1,666
Deferred income taxes (Note 5)	2,234	7,130
Total current assets	139,737	292,696
Investment in a joint venture (Note 18)	2,288	1,999
Property, plant and equipment, net (Note 9)	124,922	150,436
Goodwill (Note 4)	133,511	149,360
Intangibles, net (Note 4)	63,625	68,431
Deferred financing charges	12,798	14,998
Other assets	59	257
Deferred income taxes (Note 5)	—	43
Total assets	$476,940	$678,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,173	$81,401
Accounts payable to a joint venture (Note 18)	1,523	1,639
Accrued liabilities (Note 10)	13,172	18,028
Restructuring charges (Note 22)	7,207	—
Income taxes payable	299	—
Deferred income taxes (Note 5)	—	2,921
Total current liabilities	42,374	103,989
Long-term debt (Note 11)	348,814	390,588
Restructuring charges (Note 22)	358	—
Deferred income taxes (Note 5)	37,070	58,588
Other long term liabilities (Note 5)	3,127	3,410
Total liabilities	431,743	556,575
Contingencies and commitments (Notes 19 and 20)

Stockholders’ equity:
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 26,564,607 at November 29, 2008 and 21,452,304 at November 24, 2007 (Note 14)	26	21
Additional paid-in capital	128,311	128,316
Accumulated deficit	(58,546)	(3,947)
Accumulated other comprehensive loss	(24,594)	(2,745)
Total stockholders’ equity	45,197	121,645
Total liabilities and stockholder’s equity	$476,940	$678,220

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(In thousands of U.S. dollars, except per share data)

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
Net sales	$801,058	$16,304	$—
Cost of sales	661,286	14,792	—
Gross margin	139,772	1,512	—
Operating expenses
Plant	54,359	1,355	—
Delivery	26,544	574	—
Selling	11,827	263	—
Administrative and general	36,966	2,139	145
Amortization of intangibles	9,100	—	—
Trade name impairment (Note 4)	25,639	—	—
Goodwill impairment (Note 4)	414	—	—
Restructuring costs (Note 22)	13,348	—	—
Formation and operating costs	—	2,334	—
	178,197	6,665	145
Operating loss	(38,425)	(5,153)	(145)

Transaction expenses (Note 3)	—	4,438	—
Interest expense	42,226	1,290	13
Interest income	(892)	(4,797)	(10)
Share in income of a joint venture	(289)	(12)	—
	41,045	919	3
Loss before income taxes	(79,470)	(6,072)	(148)
Income tax benefits (Note 5)	(24,871)	(2,273)	—
Net loss	$(54,599)	$(3,799)	$(148)

Net loss per share (Note 6)
Basic	$(2.39)	$(0.20)	$(0.03)
Diluted	$(2.39)	$(0.20)	$(0.03)

Comprehensive loss
Net loss	$(54,599)	$(3,799)	$(148)
Changes in cumulative translation adjustment	(21,849)	(2,745)	—
	$(76,448)	$(6,544)	$(148)

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Consolidated Statements of Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common stock		Additional		Accumulated other	Total
	Number	Amount	paid-in capital	Accumulated deficit	comprehensive loss	stockholders' equity
Balance at April 26, 2006 (date of inception)
Issuance of common stock	4,687,500	$5	$—	$—	—	$5
Net loss	—	—	—	(148)	—	(148)
Balance at December 31, 2006	4,687,500	5		(148)		(143)
Issuance of warrants on March 5, 2007	—	—	3,750	—	—	3,750
Issuance of common stock and warrants on March 12, 2007, net of offering expenses	18,750,000	18	138,827	—	—	138,845
Issuance of warrants on June 21, 2007	—	—	1,000	—	—	1,000
Conversion of common stock by public stockholders to cash on November 15, 2007	(3,860,196)	(4)	(30,259)	—	—	(30,263)
Issuance of common stock and warrants on November 15, 2007	1,875,000	2	14,998	—	—	15,000
Net loss	—	—	—	(3,799)	—	(3,799)
Changes in cumulative translation adjustment	—	—	—	—	(2,745)	(2,745)
Balance at November 24, 2007	21,452,304	21	128,316	(3,947)	(2,745)	121,645
Net loss				(54,599)		(54,599)
Changes in cumulative translation adjustment	—	—	—	—	(21,849)	(21,849)
Conversion of warrants to common stock by public stockholders	5,112,303	5	(5)	—	—	—
Balance at November 29, 2008	26,564,607	$26	$128,311	$(58,546)	$(24,594)	$45,197

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,599)	$(3,799)	$(148)
Adjustments to reconcile net income to net cash from operating activities
Depreciation	12,044	374
Amortization	9,100	211	—
Loss on disposal and impairment of assets	25,931	(108)	—
Deferred financing fees amortization	2,200	59	—
Deferred income taxes	(25,596)	(3,114)	—
Share in income of a joint venture	(289)	(12)	—
Unrealized loss on foreign exchange	490	—	—
Other non cash charges	397	—	—
Changes in working capital items
Trade accounts receivable	46,029	3,724	—
Income taxes receivable	1,316	(480)	—
Inventories	88,404	2,566	—
Prepaid expenses and other assets	(2,589)	1,224	—
Accounts payable	(40,030)	(309)	—
Accrued liabilities	(11,224)	(356)	8
Income taxes payable	299	(5,425)	—
Net cash provided by (used for) operating activities	51,883	(5,445)	(140)

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net (Note 3)	—	(491,110)	—
Proceeds from disposal of property, plant and equipment	128	15,423	—
Payment of acquisition costs	—	(2,889)	—
Additions to property, plant and equipment	(10,599)	(72)	—
Net cash used for investing activities	(10,471)	(478,648)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—	5
Gross proceeds from public offering – common stock and warrants	—	150,000	—
Gross proceeds from private placements – warrants	—	4,750	—
Gross proceeds from private placement – common stock and warrants	—	15,000	—
Conversion of shares into cash	—	(30,263)	—
Payment of offering costs	—	(11,159)	(103)
Borrowings from senior secured notes	—	315,000	—
Borrowings from revolving credit agreement	—	75,807	—
Proceeds from note payable to a related party	—	—	500
Payment of debt financing costs	—	(15,057)	—
Repayment of note payable to a related party	—	(500)	—
Proceeds from revolving credit facility	43,688	—
Repayment of revolving credit facility	(76,632)	—	—
Net cash provided by (used for) financing activities	(32,944)	503,578	402

Effect of exchange rate changes on cash and cash equivalents	(2,808)	(109)	—
Net increase in cash and cash equivalents	5,660	19,376	262
Cash and cash equivalents, beginning of year	19,638	262	—
Cash and cash equivalents, end of year	$25,298	$19,638	$262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$40,464	$17	$—
Income taxes paid	$3,481	$7,522	$—

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

1 - ORGANIZATION AND NATURE OF OPERATIONS

Symmetry Holdings Inc. ("Symmetry") was incorporated in Delaware on April 26, 2006, as a development stage company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more operating businesses. On November 15, 2007, Symmetry completed the acquisition of Novamerican Steel Inc. and its subsidiaries (the "Acquired Company"), a corporation incorporated under the laws of Canada.  Symmetry's activities from April 26, 2006 (inception) through November 15, 2007, were limited to organizational activities, Symmetry's initial public offering, identifying and evaluating prospective acquisition candidates, general corporate matters and, since April 21, 2007, discussions and negotiations with Acquired Company regarding an initial business combination. Until November 15, 2007, Symmetry did not engage in any operations and did not generate any revenues, other than interest income earned on the proceeds from its initial public offering (as described in Note 12) and two private placements (as described in Note 13).

The registration statement for Symmetry's initial public offering of units (the "Offering") was declared effective on March 6, 2007.  On March 7, 2007, the units began trading on the American Stock Exchange ("AMEX") under the symbol SHJ.U. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock.  On March 12, 2007, the Offering of 18,750,000 units was consummated, generating aggregate gross proceeds of $150,000,000.  Net proceeds of $143,700,000, inclusive of deferred underwriting costs were held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee, until the closing of the acquisition of Acquired Company on November 15, 2007. On April 4, 2007, Symmetry's common stock and warrants began to trade separately on AMEX under the symbols SHJ and SHJ.WS, respectively.

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

On December 5, 2007, Symmetry changed its name to Novamerican Steel Inc. ("Novamerican Steel" or the "Company") and changed Acquired Company's name to Novamerican Steel Canada Inc. ("Novamerican Canada"). On December 7, 2007, the Company's Board of Directors approved the change of its fiscal year end from December 31 to the last Saturday of November.  On December 28, 2007, the Company's common stock, warrants and units ceased trading on the Amex and, on December 31, 2007, its common stock and warrants commenced trading on The NASDAQ Capital Market ("NASDAQ") under the symbols “TONS” and “TONSW,” respectively. The Company's units, which had traded as a separate class of security, ceased to trade as such and all outstanding units were automatically separated into common stock and warrants.

On February 13, 2009, Novamerican Steel Inc. changed its name to Barzel Industries Inc. (“Barzel”).  Effective February 17, 2009, the Company’s common stock and warrants commenced trading on NASDAQ under the symbols “TPUT” and “TPUTW,” respectively.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

1 - ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, the Company operates a network of 18 metal processing, manufacturing, and distribution facilities throughout the Canadian provinces of Ontario and Quebec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  The Company operates these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of its plant capabilities, the Company services its customers with speed, quality and reliability.

The Company is a well-diversified, multi-process provider of value-added services and offers a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to finished commercial racking products.

2 - ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Fiscal period

On December 7, 2007, the Company changed its fiscal year end from December 31 to the last Saturday of November.  The 2008 fiscal year ended November 29, 2008 includes financial results from November 25, 2007.  The 2007 fiscal period ended November 24, 2007 includes financial results from January 1, 2007.  The 2006 fiscal period ended December 31, 2006 includes financial results from April 26, 2006 (the date of inception of the Company).

Basis of consolidation

The consolidated financial statements for the year ended November 29, 2008, include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings Inc. ("Barzel Holdings"), Barzel Finco Inc. ("Barzel Finco"), Barzel Industries Canada Inc. (including the former Novamerican Steel Inc. (“Acquired Company” or “Barzel Canada”)), and Barzel Industries U.S. Inc. (“Barzel U.S.”).  The financial statements for the period January 1, 2007 through November 24, 2007, include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings, Barzel Finco and ten days of Acquired Company (the period from the date of the Acquisition to the fiscal year end). The ten-day results of Acquired Company may not be indicative of results of a full fiscal year. The consolidated financial statements for the year ended December 31, 2006 include only the financial results of Symmetry. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Joint venture

The Company's interest in a joint venture is accounted for by the equity method. Accordingly, the Company's share in income of the joint venture is included in consolidated net income (loss).

Translation of foreign currencies

The non-consolidated financial statements of the Company and its subsidiaries are prepared using their respective functional currencies, which are the U.S. dollar for U.S. operations and the Canadian dollar for Canadian operations.  As a result, in the Company's consolidated financial statements, the financial statements of the Canadian operations are translated into U.S. dollars using the current rate method.  Under this method, assets and liabilities are translated using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rates in effect during the year.  Gains and losses arising from translation are included in accumulated other comprehensive loss.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Transactions conducted in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive income. Losses amounted to $3,340,000, $46,000 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.

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

Revenue recognition

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer’s destination for direct sales or at the time services are performed for processing services where the Company is adding value to its customer’s inventory.  Direct cost associated with direct sales are recognized in cost of sales upon shipment of the product and direct costs associated with processing services are recognized as part of plant expense when services are complete. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

The customer is invoiced for the complete product delivered to the customer's designated location and shipping and handling charges are not invoiced separately. Shipping and handling costs are recorded under the "Delivery" caption on the consolidated statements of operations and comprehensive loss.

Cost of sales

Cost of sales includes direct and indirect costs associated with the Company’s manufactured products.  Direct costs include material, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company’s distribution network.

Plant expenses

Plant expenses include the cost of maintaining the Company’s operating facilities, including but not limited to building rent, insurance and other occupancy costs, depreciation, equipment rental, and office expenses. Plant expenses also includes direct labor costs associated with the Company’s processing operations.

Delivery expenses

Delivery expenses reflect labor, material handling, and other third party costs (including but not limited to the costs of renting and maintaining trucks and trailers) incurred for the delivery of the Company’s products to customers.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Selling expenses

Selling expenses include payroll, commissions, employee benefits and other costs associated with sales and marketing personnel, promotion, travel and auto related expenses, office expenses, and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of the Company’s products.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

Trade accounts receivable

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Trade accounts receivable are stated at amounts due from customers based on agreed upon payment terms net of an allowance for doubtful accounts. Accounts outstanding longer than the agreed upon payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off trade accounts receivable when they are determined to be uncollectible and any payments subsequently received on such receivables are credited to the bad debt expense.

Inventories

Inventories are stated in the lower of cost or market and include the cost of purchased steel and freight.  Cost is determined using the specific identification method or the moving average cost method.  The Company’s processing facilities apply the specific identification cost method to inventory purchased.  The tube mills apply the specific identification method to purchased inventory then applying a moving average cost to the tubing produced at the facility.  The distribution locations apply a moving average cost method to any inventory received.  The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.

Property, plant and equipment

Property, plant and equipment are stated at cost and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition are estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, impairment is recognized. Management believes that there has been no impairment of the Company's property, plant and equipment at November 29, 2008.

Property, plant and equipment are depreciated over their estimated useful lives using the following methods:

Buildings and building improvements	Straight-line	10 to 40 years
Machinery and equipment – light gauge	Straight-line	5 to 10 years
Machinery and equipment – heavy gauge	Straight-line	10 to 20 years
Furniture and fixtures	Straight-line	5 to 15 years
Transportation equipment	Straight-line	3 to 7 years
Computer equipment	Straight-line	3 to 5 years
Leasehold improvements	Straight-line	5 to 10 years

No depreciation is recorded on assets under construction.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Machinery and equipment have useful lives over a broad range of useful lives because they include equipment with a broad range of productive uses.  In general, the equipment with a 5 to 10 year useful life is of a lighter gauge (and typically used in the Company’s service centers) and consequently has a shorter useful life; and the equipment with a 10 to 20 year useful life is of a heavier gauge (and typically used in the Company’s processing and manufacturing centers) and consequently has a longer useful life.

Goodwill, intangibles and other long-lived assets

Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired. As required under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment in the fourth quarter of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The Company as a whole is considered one reporting unit.  The Company estimates the value of its reporting unit based on its  market capitalization.  Based on the Company’s market capitalization, using the average stock price, per share, for the week of November 24-28, 2008, the Company’s carrying value exceeded its fair value.  As a result, the Company conducted the second step of the goodwill impairment test.  The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to other assets and liabilities) to the carrying amount of the goodwill.  The implied fair value of the second step of the impairment test resulted in the recognition of an impairment charge of $413,545 during the fourth quarter of 2008.

The intangible assets consist of a trade name, customer relationships and a non-compete agreement acquired in a business acquisition.  Intangible assets having definite lives are capitalized and amortized based on their estimated useful lives according to the following methods and rates:

Customer relationships	Straight-line over a period not exceeding 12 years
Non-compete agreement	Straight-line over a period not exceeding 18 months

Intangible assets having an indefinite life, including trade name, are tested for impairment through comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2008, certain changes in circumstances occurred which led the Company to conclude that the fair value of the Novamerican Steel Inc. trade name was lower than its carrying amount.  The primary factor triggering the Company’s decision to reassess the reasonableness of the carrying value of the trade name was the decision to change the Company’s name from Novamerican Steel Inc. to Barzel Industries Inc.  The Company performed its impairment assessment and determined a $25,639,000 impairment charge be recognized during the fourth quarter of 2008. The Company used an income approach to estimate fair value and to determine the extent of the impairment resulting from no longer using the Novamerican name.

On a quarterly basis, the useful lives of customer relationships and the non-compete agreement are evaluated to determine whether events or circumstances warrant a revision to the remaining period of amortization.  If an estimate of an intangible’s useful life is changed, the remaining carrying amount of the asset will be amortized prospectively over the revised remaining useful life.

See Note 3 for the purchase price allocation and Note 4 for the roll forward of intangible assets and goodwill.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Deferred financing charges

Deferred financing charges are recorded at cost, are related to the issuance of debt and are deferred and amortized over the term of the related debt.  Amortization of deferred financing costs is included in interest expense and totaled $2,200,000 and $109,000 for the years ended November 29, 2008 and November 24, 2007, respectively.  Deferred financing charges, net of accumulated amortization, totaled $12,798,000 and $14,998,000 at November 29, 2008 and November 24, 2007, respectively.

Financial instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure for estimates of the fair value of financial instruments, which are included in Note 17.

Accrued liabilities

As part of the process of preparing its financial statements, the Company is required to estimate accrued liabilities. This process involves identifying services that third parties have performed and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the financial statements. Examples of estimated accrued liabilities include freight, utilities, salaries and benefits, workers’ compensation claims and professional service fees, such as attorneys and accountants. In the event that the Company does not identify certain costs that have been incurred or it under or over-estimates the level of services or the costs of such services, reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to the Company’s judgment. The Company makes these judgments and estimates based upon known facts and circumstances.

Restructuring

In April 2008, the Company announced a restructuring plan to close its Cambridge, Ontario facility and implement organizational changes, especially in the replenishment, processing, distribution and sales processes. As a result of this plan, the Company has recorded restructuring charges comprised principally of severance and associated employee termination costs related to the reduction of its workforce, plant closure, and contract termination costs related to facility lease obligations. These activities have been accounted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized at the cease use date.  See Note 22 for further information.

Net loss per share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. The diluted loss per share is computed using the treasury method, which assumes that all warrants are exercised at the beginning of the period and that the funds obtained are used to purchase common stock of the Company at the average trading price of the common stock during the period.  As a result of the net losses incurred for the year ended November 29, 2008 and the period ended November 24, 2007, the calculation of diluted weighted average shares outstanding for the year ended November 29, 2008 and the period ended November 24, 2007 exclude potential common shares related to 6,352,847 and 25,579,069 dilutive securities, respectively. There were no potential dilutive securities for the period from April 26, 2006 to December 31, 2006.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2- ACCOUNTING POLICIES (Continued)

Income taxes

The provision for income taxes is computed on the pre-tax income of the consolidated subsidiaries located within each taxing country based on the current income tax laws. Deferred income taxes are provided based upon currently enacted income tax rates for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Deferred income taxes include the benefit of losses carried forward when it is more likely than not that future profits will result. Should the opportunity to realize the benefit of these losses expire, such amounts would result in additional deferred income tax expense.

Taxes have not been provided on undistributed earnings of foreign subsidiaries because our intention is to reinvest these undistributed earnings indefinitely.  To the extent that the Company’s circumstances change or future earnings are repatriated, the Company will provide for income tax on the earnings of the affected foreign subsidiaries.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from net loss such as foreign currency translation adjustments.

Current and pending accounting changes

Current

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

As of November 29, 2008, the Company did not carry any of its assets or liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the year ended November 29, 2008.  The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

The Company did not adopt SFAS 157 with respect to its non-financial assets and liabilities that do not require fair value statement on a recurring basis.  Under FASB Staff Position (FSP) SFAS 157-2, the Effective Date of SFAS 157 fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis are deferred until the year beginning November 30, 2008.  Primarily this deferral impacts assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2- ACCOUNTING POLICIES (Continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective November 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

Pending

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s year beginning November 29, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after November 29, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s year beginning November 29, 2009.

In February 2008, the FASB issued FSP SFAS 157-2.  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis until the year beginning November 30, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The Company is currently evaluating the impact of FSP SFAS 157-2, but does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities.  This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for the Company’s year beginning November 30, 2008.  The Company is currently evaluating the impact of SFAS No. 161, but does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows as the Company has historically not used these instruments.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2- ACCOUNTING POLICIES (Continued)

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve  the  consistency  between  the useful  life of a  recognized intangible  asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141  (Revised 2007), "Business  Combinations," and other U.S. generally accepted  accounting principles  (GAAP).  This FSP is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.  The Company does not expect the adoption of FSP No. 142-3 to have a material effect on its results of operations and financial condition.

3 - BUSINESS ACQUISITION

On November 15, 2007, the Company acquired all of the outstanding common stock of Acquired Company for $56.00 per share. The purchase consideration for the Acquisition was $585,200,000. In addition, the Company incurred acquisition costs of approximately $7,327,000 of which approximately $2,889,000 were direct costs capitalized as part of the purchase price consideration and $4,438,000 were indirect and general costs expensed as incurred.  The $1,080,000 severance payment described below relates to an employment relationship that terminated prior to the closing of the business combination.  The resulting contractual obligation required monthly payments over a 36-month period, and did not require a lump-sum payment.  Because the Company received no future benefit from the employee’s services, it considered the obligation a transactional expense that, pursuant to implementation guidance found in SFAS 141, could not be capitalized, and included the payment as a non-operating cost as described below.

The nature of the non-operating costs is listed below.

Severance payment	$1,080
Bridge Financing Facility commitment fee	1,575
Accounting consulting fees	26
Rating agency fees	156
Legal advisory fees	389
Other	151
Symmetry consulting fees	1,061
Total	$4,438

The purchase price was allocated to the assets acquired and liabilities assumed based upon a final valuation of their respective fair values. The final valuation analysis included analyses of historical operating results of the Company, research on the industry in which the Company operates, benchmarking data of prior merger and acquisition activity in the same general industry as the Company, research on publicly traded guideline companies and other economic and financial analyses, where applicable.

The identifiable intangible assets consisted of a trade name with a value of $27,900,000 (indefinite useful life), customer relationships with a value of $73,800,000 (12 year estimated useful life), a non-compete agreement with a value of $5,100,000 (18 months useful life) and a leasehold interest with a value of $556,000 (4 year useful life).  The excess consideration over fair value recorded as goodwill aggregated to approximately $133,317,000, which is not deductible for tax purposes.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

3 - BUSINESS ACQUISITION (Continued)

The following table compares the final purchase price allocation to the preliminary purchase price allocation.  The table summarizes the fair values of the assets acquired and the liabilities assumed:

	Final Valuation November 15, 2007	Preliminary Valuation November 15, 2007
Tangible assets acquired
Cash	$94,090	$94,090
Accounts receivable	117,440	117,440
Inventories	154,636	154,636
Property, plant and equipment	156,400	168,338
Other	7,329	7,329
	529,895	541,833
Liabilities assumed
Accounts payable and accrued liabilities	106,181	106,181
Deferred income tax credits and other liabilities	76,298	66,981
	182,479	173,162
Net tangible assets acquired	347,416	368,671

Goodwill	133,317	149,360
Customer relationships	73,800	43,600
Trade name	27,900	17,500
Non-compete agreement	5,100	8,700
Leasehold interest	556	—
Other	—	258
Total consideration paid including direct acquisition costs	$588,089	$588,089

During the fourth quarter of 2008, certain changes in circumstances occurred that led the Company to conclude that the fair value of the Novamerican Steel Inc. trade name was lower than its carrying amount.  The primary factor triggering the Company’s decision to reassess the reasonableness of the carrying value of the trade name was the decision to change the Company’s name from Novamerican Steel Inc. to Barzel Industries Inc.  The Company performed its impairment assessment and determined the $25,639,000 impairment charge the Company recognized during the fourth quarter of 2008. The Company used an income approach to estimate fair value and to determine the extent of the impairment resulting from no longer using the Novamerican name.

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

Period from January 1, 2007 to November 24, 2007
(Unaudited)
Net sales	$801,348
Net income (loss)	$(4,503)
Earnings per share – Basic and Diluted	$(0.21)

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

4 – INTANGIBLES AND GOODWILL

The final purchase price allocation (Note 3) identified intangible assets consisting of customer relationships with a value of $73,800,000  (12 year estimated useful life), a trade name with a value of $27,900,000 (indefinite useful life), a non-compete agreement with a value of $5,100,000 (18 months useful life) and a leasehold interest with a value of $556,000 (4 year useful life).

During the fourth quarter of 2008, certain changes in circumstances occurred that led the Company to conclude that the fair value of the Novamerican Steel Inc. trade name was lower than its carrying amount.  The primary factor triggering the Company’s decision to reassess the reasonableness of the carrying value of the trade name was the decision to change the Company’s name from Novamerican Steel Inc. to Barzel Industries Inc.  The Company performed its impairment assessment and determined a $25,639,000 impairment charge recognized during the fourth quarter of 2008.

Total amortization expense, included in operating expenses, for intangible assets for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006 was $9,100,000, $211,000 and nil, respectively.  It is estimated that amortization expense will be $7,004,000 for fiscal 2009, $5,777,000 for fiscal 2010, $5,777,000 for fiscal 2011, $5,669,000 for fiscal 2012 and $5,669,000 for fiscal 2013.

The Company as a whole is considered as one reporting unit.  The Company estimates the value of its reporting unit based on its  market capitalization.  Based on the Company’s market capitalization, using the average stock price per share, for the week of November 24-28, 2008, the Company’s carrying value exceeded its fair value.  As a result, the Company conducted the second step of the goodwill impairment test.  The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to other assets and liabilities) to the carrying amount of the goodwill.  The implied fair value of the second step of the impairment test resulted in the recognition of an impairment charge of $413,545.

The following table shows the activity and changes in the carrying amount of the trade name intangible asset for the year ended November 29, 2008 and for the period ended November 24, 2007:

Balance at December 31, 2006	$—
Acquisition	17,500
Foreign exchange	(490)
Balance at November 24, 2007	17,010
Final purchase price allocation	10,400
Impairment	(25,639)
Foreign exchange	(1,771)
Balance at November 29, 2008	$—

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

4 – INTANGIBLES AND GOODWILL (Continued)

The following table shows the activity and changes in the carrying amount of the customer relationships intangible asset for the year ended November 29, 2008 and for the period ended November 24, 2007:

Balance at December 31, 2006	$—
Acquisition	43,600
Amortization	(91)
Foreign exchange	(428)
Balance at November 24, 2007	43,081
Final purchase price allocation	30,200
Amortization	(5,976)
Foreign exchange	(5,031)
Balance at November 29, 2008	$62,274

The following table shows the activity and changes in the carrying amount of other intangible assets for the year ended November 29, 2008 and for the period ended November 24, 2007:

Balance at December 31, 2006	$—
Acquisition	8,700
Amortization	(116)
Foreign exchange	(244)
Balance at November 24, 2007	8,340
Final purchase price allocation	(3,302)
Amortization	(3,125)
Rent expense on leasehold interest	(128)
Foreign exchange	(434)
Balance at November 29, 2008	$1,351

The following table shows the activity and changes in the carrying amount of goodwill for the year ended November 29, 2008 and for the period ended November 24, 2007:

Balance at December 31, 2006	$—
Acquisitions and investments	149,360
Balance at November 24, 2007	149,360
Final purchase price allocation	(16,171)
Other adjustments	736
Goodwill impairment	(414)
Balance at November 29, 2008	$133,511

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - INCOME TAXES

The following summarizes the Company's income taxes on the earnings of its Canadian and U.S. operations.

Loss before income taxes by local jurisdiction:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
United States	$(18,465)	$(1,639)	$(148)
Canada	(61,005)	(4,433)	—
	$(79,470)	$(6,072)	$(148)

The income tax provision is composed of the following:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
Current
United States	$259	$511	$—
Canada	466	330	—
	725	841	—
Deferred
United States	(7,039)	(1,276)	—
Canada	(18,557)	(1,838)	—
	(25,596)	(3,114)	—
	$(24,871)	$(2,273)	$—

The significant components of deferred income tax expense are set forth in the following table:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
Deferred tax benefit for other	$(1,898)	$(339)	$(60)
Expense/(benefit) for change to valuation allowance	—	(60)	60
Benefit for net operating losses	(8,443)	(2,365)	—
Expense/(benefit) for statutory rate change	(1,312)	166	—
Benefit for reduction of deferred taxes related to non- current intangible assets	(13,943)	(516)	—
	$(25,596)	$(3,114)	$—

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - INCOME TAXES (Continued)

The components of the Company's net deferred income tax liability are as follows:

	November 29, 2008	November 24, 2007
Assets
Current deferred income taxes
Inventories	$381	$592
Trade accounts receivable	536	93
Net operating losses	—	6,067
Restructurings	1,082	—
Other items	489	378
	2,488	7,130
Long-term deferred income taxes
Net operating losses	11,068	—
Restructurings	483	—
Other items	459	43
	12,010	43
Deferred income tax assets	$14,498	$7,173

Liabilities
Current deferred income taxes
Inventories	$—	$2,606
Other	254	315
	254	2,921

Long-term deferred income taxes
Property, plant and equipment	11,677	13,505
Property, plant and equipment – Step up	14,117	21,300
Intangibles – Step up	23,286	23,753
Other	—	30
	49,080	58,588
Total deferred income tax liabilities	$49,334	$61,509

Net deferred income tax liability	$(34,836)	$(54,336)

The Company had total foreign and federal net operating loss carryforwards on a tax-affected basis of $9,595,000 at November 29, 2008, which expire in 2018 and beyond.  In addition, the Company has state loss carryforwards, on a tax-affected basis of $1,473,000.  Of these net operating loss carryforwards, $882,000 expire in 2013 and $591,000 expire in 2018 and beyond.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - INCOME TAXES (Continued)

Income tax benefit attributable to income from continuing operations differed from the amounts computed by applying the federal income tax rate of 35% to pre-tax loss from operations as set forth in the following table:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
U.S. federal statutory income tax	$(27,815)	$(2,125)	$(52)
Impact of rate change on deferred taxes	(1,312)	166	—
Jurisdictional and state rate differential	1,643	(80)	(8)
Tax effects of permanent items	2,169	(171)	—
Tax effects of goodwill impairment	145	—	—
Adjustments to deferred income tax asset valuation allowance	—	(60)	60
Other items	299	(3)	—
	$(24,871)	$(2,273)	$—

On January 1, 2007, the Company adopted the provisions of FIN 48. There were no significant uncertain income tax positions requiring recognition in the financial statements as of January 1, 2007.  As a result of the business acquisition, the Company increased its liability for unrecognized income tax benefits by approximately $3,410,000, which was accounted for as an adjustment to goodwill.

Unrecognized income tax benefits are as follows:

	November 29, 2008	November 24, 2007
Balance at November 25, 2007	$3,410	$—
Tax positions related to prior years	—	—
Tax positions related to the current year	—	3,410
Lapse of applicable statute of limitations	—	—
Current year interest	144	—
Prior year interest, through goodwill	408	—
Foreign exchange rate impact	(835)	—
Balance at November 29, 2008	$3,127	$3,410

The total liabilities associated with unrecognized income tax benefits that, if recognized, would impact the effective income tax rates were nil at November 24, 2007 and November 29, 2008.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations and in Other Long Term Liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations (interest net of related income tax benefits) was $144,000 and nil for the year ended November 29, 2008 and for the period ended November 24, 2007, respectively. The corresponding liabilities in the Consolidated Balance Sheets were $3,127,000 and $3,410,000 at November 29, 2008 and November 24, 2007, respectively, which are included within Other Long-Term Liabilities in the Consolidated Balance Sheets.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - INCOME TAXES (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Canadian federal jurisdiction and various provincial jurisdictions. The Company is subject to U.S. federal income tax examination for tax years 2003 through 2007. The Company is subject to various state income tax examinations for tax years 2002 through 2007. The Company is subject to Canadian federal income tax examination for tax years 2002 through 2007. The Company is subject to various provincial income tax examinations for tax years 2001 through 2007.

During the year ended November 29, 2008, the Company’s Canadian subsidiary was notified of a Canada Revenue Agency audit for the periods 2003-2007.  Fieldwork was conducted during the year.  A reassessment proposal, primarily related to intercompany transactions, was received in December 2008.  The Company’s Canadian subsidiary requested and received an extension of time until April 14, 2009 to file a letter of representation disputing the reassessment proposal and intends to vigorously support positions taken on previously filed tax returns.  In the event that Revenue Canada prevails in its reassessment proposal, or any part thereof, the Company’s Canadian subsidiary would seek competent authority relief from the United States in order to avoid double taxation.  This is a lengthy process and it is common for the competent authorities to take years to reach an agreement between jurisdictions.

6 - EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted income per share:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
Net loss	$(54,599)	$(3,799)	$(148)

Weighted average number of common stock outstanding	22,872,867	19,375,451	4,687,500
Effect of dilutive warrants	—	—	—
Weighted average number of diluted common stock outstanding	22,872,867	19,375,451	4,687,500

Net loss per share
Basic	$(2.39)	$(0.20)	$(0.03)
Diluted	$(2.39)	$(0.20)	$(0.03)

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

7 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	November 29, 2008	November 24, 2007
Trade accounts receivable	$56,880	$112,442
Allowance for doubtful accounts	(2,940)	(896)
	$53,940	$111,546

Changes in the allowance for doubtful accounts are as follows:

November 29, 2008
Balance at beginning of year	$896
Bad debt expense	2,584
Accounts written off	(480)
Recoveries	(60)
Balance at end of year	$2,940

The allowance for doubtful accounts for Acquired Company was $896,000 on acquisition and remained unchanged at November 24, 2007.

8 - INVENTORIES

Inventories consist of the following:

	November 29, 2008	November 24, 2007
Raw materials	$32,450	$82,095
Finished goods	20,721	67,799
	$53,171	$149,894

9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	November 29, 2008	November 24, 2007
Land	$10,722	$7,757
Buildings and building improvements	43,659	44,641
Machinery and equipment – light gauge	12,970	12,428
Machinery and equipment – heavy gauge	55,556	78,740
Furniture and fixtures	1,188	711
Transportation equipment	860	958
Computer equipment	465	848
Leasehold improvements	1,055	897
Assets under construction	9,685	3,862
	136,160	150,842
Accumulated depreciation	11,238	406
	$124,922	$150,436

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

9 - PROPERTY, PLANT AND EQUIPMENT (Continued)

Depreciation expense related to property, plant and equipment was $12,044,000, $374,000 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.  Gains on disposal of property, plant and equipment were $122,000, $108,000 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.

10 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 29, 2008	November 24, 2007
Accrued freight, utilities and other general expenses	$3,097	$5,059
Accrued salaries and benefits	4,804	7,488
Accrued interest	1,805	3,395
Sales taxes payable	1,016	759
Accrued workers’ compensation claims	1,009	789
Accrued professional, accounting and auditing fees	1,004	479
Other	437	59
	$13,172	$18,028

11 - LONG-TERM DEBT

Long-term debt obligations consist of the following:

	Maturity	November 29, 2008	November 24, 2007
Notes	2015	$315,000	$315,000
ABL Credit Facility	2012	33,814	75,588
		$348,814	$390,588

Notes

On November 15, 2007, the Company, through Barzel Finco, issued the Notes in an aggregate principal amount of $315,000,000. Interest on the Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15.  The Notes mature on November 15, 2015.

The Notes are guaranteed on a senior secured basis by Barzel and by each U.S. subsidiary of Barzel other than certain inactive subsidiaries and, in the future, with certain exceptions, by subsidiaries which guarantee the obligations under the ABL Credit  Facility (other than foreign subsidiaries which guarantee only the obligations of other foreign subsidiaries) and by foreign subsidiaries which guarantee the debt of Barzel or any of its U.S. subsidiaries.

The obligations under the Notes are secured by a second priority lien on the cash, deposit accounts, accounts receivable and inventory of Barzel, Barzel Finco and the U.S. subsidiary guarantors and a first priority lien on the remaining assets of each guarantor, including, subject to certain limitations, intercompany demand promissory notes issued by Barzel Canada to Barzel Finco which is secured by a second priority lien on the cash, deposit accounts, accounts receivable and inventory of Barzel Canada and by a first priority lien on substantially all of its remaining assets.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

11 - LONG-TERM DEBT (Continued)

Under the indenture for the Notes, in general, the Company is permitted to pay dividends and repurchase common stock if certain consolidated interest coverage ratio requirements are satisfied plus, regardless of compliance with such ratio requirements, an amount of up to the sum of 50% of certain consolidated net income (cumulative from the beginning of fiscal year 2008), plus 100% of net cash proceeds from certain sales of common stock and certain investment returns may be used to pay dividends and repurchase Common Stock.  In addition, the Company is permitted to make payments not to exceed $275,000 to redeem outstanding warrants.

The Notes contain a cross-default provision whereby an event of default under the ABL Credit Facility constitutes an event of default under the Notes.

On and after November 15, 2011, the Company will be entitled, at its option, to redeem all or a portion of the Notes upon not less than 30 and not more than 60 days' notice, at 105.750% if redeemed during the 12-month period commencing on November 15, 2011, at 102.875% if redeemed during the 12-month period commencing on November 15, 2012, and at par if redeemed during the 12-month period commencing on November 15, 2013 and thereafter, plus accrued and unpaid interest on such Notes to the redemption date. In addition, any time prior to November 15, 2010, the Company will be entitled, at its option, on one or more occasions, to redeem Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 111.5%, plus accrued and unpaid interest on such Notes to the redemption date.

In connection with the sale of the Notes, the Company entered into a registration rights agreement, dated as of November 15, 2007, with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to, among other things, use reasonable best efforts to file a shelf registration statement prior to May 15, 2008.  Because the shelf registration statement was not declared effective by the SEC prior to May 15, 2008, the Company experienced a registration penalty for the delay.  The Company incurred $630,000 in interest expense related to the delay in registration for the year ended November 29, 2008.

On November 25, 2008, the Company filed with the Securities and Exchange Commission a request to withdraw its Registration Statement on Form S-1 (originally filed on June 11, 2008 and amended on August 29, 2008 and October 30, 2008) on Form SB-2 in accordance with Rule 477 of the Security Act of 1933.  The Company requested the withdrawal of this registration statement because the selling Noteholders elected not to proceed with the resale under the Registration Statement due to current market conditions.  The Registration Statement was not declared effective by the Securities and Exchange Commission and no securities were sold thereunder.  Effective November 20, 2008, the Notes became eligible for resale without registration under Rule 144 of the Securities Act of 1933, as amended.

ABL Credit Facility

On November 15, 2007, Barzel, Barzel Finco and Barzel Canada entered into the ABL Credit Facility. Subject to a U.S. borrowing base consisting of certain eligible accounts receivable and inventory, an amount up to $175,000,000 is available to Barzel Finco, as U.S. borrower, in U.S. dollars, and, subject to a U.S. and a Canadian borrowing base consisting of certain eligible accounts receivable and inventory of the Company’s Canadian subsidiaries. An amount up to $125,000,000 is available to Barzel Canada, as Canadian borrower, in U.S. dollars or Canadian dollars. The $175,000,000 available under the ABL Credit Facility is subject to a $15,000,000 availability block. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. In addition, the Company has the option, subject to certain conditions, to increase the commitments under the ABL Credit Facility in aggregate principal amount of up to $50,000,000.

U.S. dollar borrowings will bear interest, at the Company’s option, at a rate equal to a margin over either LIBOR (2.22% at November 29, 2008) or the U.S. base rate (4.00% at November 29, 2008). The applicable margins for borrowings may be reduced or increased depending upon the excess availability under the ABL Credit Facility. Canadian dollar borrowings will bear interest, at the Company’s option, at a rate equal to a margin over either the Canadian prime rate (4.00% at November 29, 2008) or, in case of borrowings in the form of bankers’ acceptances, a customary bankers’ acceptance discount rate for the contract period relevant to such borrowing plus stamping fees equal to the applicable margin for LIBOR based loans.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

11 - LONG-TERM DEBT (Continued)

The weighted-average interest rates of funds borrowed under the ABL Credit Facility was 5.83% for the year ended November 29, 2008 and 6.96% for the period ended November 24, 2007.

As of November 29, 2008, the aggregate eligible assets in our borrowing base totaled $66,400,000 (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that is subject to a $15,000,000 million availability block, of which $900,000 was utilized for letter of credit obligations and approximately $33,800,000 was outstanding under the ABL Credit Facility.

The obligations under the ABL Credit Facility are guaranteed by the Company's U.S. subsidiaries and the obligations of Barzel Canada under the ABL Credit Facility are guaranteed by the Canadian subsidiaries of the Company, in each case subject to certain exceptions.  The obligations under the ABL Credit Facility are secured by perfected first priority security interests in substantially all the cash, deposit accounts, accounts receivable and inventory of the Company and its U.S. subsidiary guarantors and perfected second priority security interests in substantially all of the remaining assets of the Company and its U.S. subsidiary guarantors.  The obligations of Barzel Canada under the ABL Credit Facility are secured by perfected first priority security interests in substantially all the cash, deposit accounts, accounts receivable and inventory of Barzel Canada and its subsidiary guarantors and perfected second priority security interests in substantially all of the remaining assets of Barzel Canada and its subsidiary guarantors.

The ABL Credit Facility permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

Under the ABL Credit Facility, in general, the Company is permitted to pay dividends and repurchase common stock so long as after paying such dividend or repurchasing such common stock, at least $65,000,000 is available to be drawn by the subsidiary borrowers under the ABL Credit Facility and the Company would be able to meet certain fixed charge ratio requirements.  In addition, the Company is permitted to make payments not to exceed $275,000 to redeem outstanding warrants.

The ABL Credit Facility contains a number of covenants that restrict the Company’s corporate activities.  The covenants may restrict the Company’s ability to repurchase or redeem the Notes. In addition, at any time when excess availability (defined as the lesser of (a) the $175,000,000 revolving commitment and (b) the aggregate borrowing base (but without giving effect to the $15,000,000 availability block, (c) minus the amount outstanding under the ABL Credit Facility) under the credit agreement is less than $20,000,000 for five consecutive business days or there is an event of default under the ABL Credit Facility, there will be a sweep of all cash proceeds from U.S. and Canadian bank accounts of the U.S. borrower, the Canadian borrower, Barzel and the other guarantors of obligations under the ABL Credit Facility to repay or cash collateralize any credit extensions outstanding. Such cash sweep would only terminate when excess availability under the ABL Credit Facility is greater than $20,000,000 for 30 consecutive days or such event of default is cured. In addition, the ABL Credit Facility includes a financial covenant under which the Company will be required to maintain a 1.0 to 1.0 fixed charge coverage ratio whenever excess availability under the credit agreement is less than $20,000,000.  As of November 29, 2008, excess availability under the ABL Credit Facility was $31,658,000.

12 – INITIAL PUBLIC OFFERING

On March 12, 2007, the Company consummated an initial public offering of 18,750,000 units at an offering price of $8.00.  Each unit consisted of one share of common stock and one warrant ("public warrants"). There were 6,352,847 public warrants outstanding at November 29, 2008.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on March 7, 2008.  The public warrants expire on March 7, 2011.  The Company may redeem the outstanding public warrants, as well as the warrants that were issued in the private placement (as described in Note 13), in whole, but not in part, at a price of $0.01 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, if (and only if), the last sales price of the common stock equals or exceeds $11.00 per share for any 20 trading days within a 30 day trading period ending three business days before the Company sends the notice of redemption.  The Company paid the underwriters of the initial public offering fees equal to $10,389,737, including expenses,

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

12 – INITIAL PUBLIC OFFERING (Continued)

or 7.0% of the gross proceeds (net of amount reduced for conversion).  On December 31, 2007, the Company's securities began trading on NASDAQ under the symbols TONS for the common stock and TONSW for the warrants.  The Company's units ceased to trade as a separate class of securities and all outstanding units were separated into common stock and warrants.

13 - PRIVATE PLACEMENTS

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

To further fund the Company's working capital requirements, an affiliate of the Company's Chairman purchased, on June 21, 2007, in a private placement, 787,402 warrants for $1,000,000, or $1.27 per warrant, being the volume-weighted average price for the 20 trading days prior to the placement.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing March 7, 2008 until expiration on June 21, 2011 or earlier upon redemption.  The Company’s Board of Directors determined, based on such average trading price, that the fair value for a warrant at that time was equal to such purchase price per warrant. These warrants are identical to the public warrants, except as otherwise necessary to reflect the fact that they were sold in a private placement, to permit delivery of unregistered shares upon exercise and permit net cashless exercise so as to, among other reasons, permit tacking of holding periods under Rule 144.

On November 15, 2007, in connection with arranging for the financing of the acquisition of Acquired Company, the Company and its Chairman entered into an agreement pursuant to which the Chairman agreed to purchase in a private placement 1,875,000 units for a purchase price of $8.00 per unit, or an aggregate of $15,000,000.  Each unit was substantially the same as the units sold in the Company’s initial public offering at the same purchase price per unit and consisted of one share of its common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.50 and is exercisable commencing on March 7, 2008, until expiration on November 15, 2011 or earlier upon redemption.  The Company’s Board of Directors determined, based on the purchase price per unit in the Company's initial public offering, the purposes of such offering and the absence of any change in such purposes, as well as the trading prices of the Company’s common stock and warrants at that time, that the fair value for a unit at that time was equal to such purchase price per unit.  On November 15, 2007, the units were issued to affiliates of the Chairman and former special adviser pursuant to such agreement.

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

14 - COMMON STOCK AND WARRANTS

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

On November 29, 2008, the Company had 26,564,607 shares of common stock outstanding and 6,352,847 warrants outstanding. At November 29, 2008, the Company had reserved 6,352,847 shares of common stock for issuance upon exercise of warrants.

On November 24, 2007, the Company had 21,452,304 shares of common stock outstanding, representing 4,687,500 shares issued to the founding stockholders, plus 18,750,000 shares issued as part of the units in the offering, plus 1,875,000 shares issued as

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

14 - COMMON STOCK AND WARRANTS (Continued)

part of the units in the private placement consummated on November 15, 2007, less 3,860,196 shares converted to cash as part of the stockholders' approval of the Acquisition.

On November 24, 2007, the Company had 25,579,069 warrants outstanding, representing 18,750,000 warrants issued as part of the units in the Company’s initial public offering, plus 4,166,667 warrants issued in the private placement consummated on March 5, 2007, plus 787,402 warrants issued in the private placement consummated June 21, 2007, plus 1,875,000 warrants issued as part of the units in the private placement consummated on November 15, 2007.

Stock splits

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

Exchange of Warrants

Between August 1, 2008 and November 29, 2008, pursuant to Exchange Agreements between the Company and various holders of an aggregate of 19,226,222 warrants to purchase common stock, par value $0.001 per share, of the Company, the Company issued an aggregate of 5,112,303 shares of common stock to such holders in exchange for their surrender of such warrants, which were cancelled upon such surrender. The warrants are exercisable at $5.50 and expire on March 7, 2011. The exchanges were privately negotiated, and included an aggregate of 2,305,145 shares issued to certain officers and directors of the Company (at an exchange ratio based upon the consolidated closing bid prices for the common stock and warrants of the Company on various dates were in accordance with NASDAQ regulations) and an aggregate of 2,807,158 shares issued to certain non-affiliates of the Company.  The shares of common stock issued on such exchange were exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were between existing security holders and no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

The Company and certain stockholders have agreed to hold in escrow an aggregate of 842,415 shares of common stock issued in such exchanges (the “Escrow Shares”). The Escrow Shares will remain in escrow until the Company’s 2009 Annual Meeting of Stockholders, at which the issuance of the Escrow Shares will be submitted for stockholder approval.  If such approval is obtained, the Escrow Shares will be released to the appropriate stockholder.  If such approval is not obtained, the Company will unwind the relevant Exchanges and, in connection therewith, the Escrow Shares will be returned to the Company for cancellation and the Company will re-issue the relevant warrants surrendered in such Exchanges.  As a result of the escrow arrangement, the Company has reduced the aggregate number of shares issued in the Exchanges without stockholder approval to below 20% of the shares of common stock outstanding prior to the Exchanges.

15 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

16 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007		Period from April 26, 2006 to December 31, 2006
Processing revenue from a joint venture	$155		$18		$—
Processing charges paid to a joint venture	$3,950		$200		$—
Interest charges paid to a director and a principal stockholder	$—		$17		$—
Consulting fees paid to an entity owned by an officer and director	$1,428		$75		$—
Legal fees paid to a firm of which a director is a former partner	$2,547	$		$

The Company had trade accounts payable and accrued liabilities of $1,523,000 and $1,639,000 for processing charges due to a joint venture (Delta Tube Inc.) at November 29, 2008 and November 24, 2007, respectively.  The Company had approximately $268,000 and $1,642,000 for legal fees due at November 29, 2008 and November 24, 2007, respectively to a law firm of which a former director was a partner (such partner resigned as director of the Company prior to the end of the 2008 year).

17 - FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair value of financial instruments has been estimated using data which management considers the best available methodology deemed suitable for the pertinent category of financial instruments as follows:

–
Due to their short-term maturity, the carrying value of certain financial instruments was assumed to approximate their fair value. These financial instruments include cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued liabilities, accounts payable to a joint venture and restructuring charges.

–	The fair value of the Notes is based on market prices for similar debt instruments of companies in similar industries with similar debt structures:

	November 29, 2008		November 24, 2007
	Carrying amount	Fair value	Carrying amount	Fair value
Notes	$315,000	$207,270	$315,000	$291,911
ABL Credit Facility	33,814	33,814	75,588	75,588
	$348,814	$241,084	$390,588	$367,499

–
In the past, there was no significant difference between the fair value and the carrying amount of the ABL Credit Facility given that the ABL Credit Facility bears interest at a variable rate. However, in connection with the financial crisis, tightened liquidity and economic downturn, which unfolded in the latter part of 2008, similar debt instruments were issued to active market participants bearing significantly higher loan premiums. The Company was not able to identify a similar debt instrument on the open market, including recently concluded transactions, having substantially the same terms and conditions, in order to adequately approximate the fair value of the ABL Credit Facility. Accordingly, and in light of recent market conditions, the determination of the fair value of the ABL Credit Facility would have been a costly process, and thus, would likely exceed its related benefit. The terms and conditions of the ABL Credit Facility are described in Note 11.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

17 - FINANCIAL INSTRUMENTS (Continued)

Exchange rate risk

Although the Company's financial results are reported in U.S. dollars, a substantial portion of the Company's revenues is received in, and expenses are incurred in, Canadian dollars. The Company may in the future utilize forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with future sales and purchases denominated in U.S. dollars by its Canadian subsidiaries. At November 29, 2008 and November 24, 2007, the Company had no such forward foreign currency contracts outstanding.

Interest rate risk

The Company's exposure to interest rate risk is as follows:

Cash and cash equivalents	Floating rate
Trade accounts receivable	Non-interest bearing
Accounts payable	Non-interest bearing
Accrued liabilities	Non-interest bearing
Restructuring Charges	Non-interest bearing
Income and other taxes	Non-interest bearing
Long-term debt	Fixed rate:	$ 315,000,000
	Floating rate:	$ 33,814,000

Concentration risk

The Company does not have a concentration of available sources of supply, labor, service or other rights that, if suddenly eliminated, could severely impact its operations.

Financial instruments which potentially subject the Company to a concentration risk principally consist of cash and cash equivalents. The Company has its cash and cash equivalents placed with high quality, financial institutions. The balances at such institutions at November 29, 2008 and periodically throughout the year are in excess of federally insured limits. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions.  The Company has not experienced any losses related to this concentration of risk.  At November 29, 2008, the amount in excess of federal insured limits was approximately $11,117,000 for the U.S. subsidiaries and $12,462,000 for the Canadian subsidiaries.  At November 29, 2008, amounts in excess of $10,060,000 minimum bank requirements are invested by a financial institution in overnight daily deposits in pooled U.S. Government backed securities.

Credit risk

Concentration of credit risk with respect to sales and accounts receivable is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographies and no one customer accounted for more than 10.0% of sales in 2008 (one customer accounted for 12.6% of sales in 2007).  One customer had a net trade accounts receivable balance representing approximately 21.8% of accounts receivable, net at November 29, 2008 (subsequent to November 29, 2008, this accounts receivable balance was paid in full).  No customers accounted for more than 10% of accounts receivable, net at November 24, 2007.  The Company generally does not require collateral or other security to support customer receivables.

Commodity price risk

In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. The Company's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

18 - INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with ArcelorMittal Tubular Products Montreal Inc., that processes carbon steel into tubing. The joint venture, Delta Tube and Company, Ltd. ("Delta Tube"), is located in LaSalle, Québec, Canada.

Condensed financial information of the joint venture is summarized below:

	Year ended November 29, 2008	Period from January 1, 2007 to November 24, 2007	Period from April 26, 2006 to December 31, 2006
Operations
Net sales	$4,772	$106	$—
Operating income	$449	$(19)	$—

	November 29, 2008	November 24, 2007
Balance sheet
Assets
Current assets	$2,500	$2,368
Property, plant and equipment	1,196	1,727
	$3,696	$4,095
Liabilities
Current liabilities	$339	$368

Joint venture investment
Capital contributions	2,504	2,504
Undistributed earnings	1,103	628
Accumulated other comprehensive income	(250)	595
	$3,696	$4,095

19 – CONTINGENCIES

In October 2001, the Company’s subsidiary, American Steel and Aluminum Corporation (“ASA”), was named as one of 57 defendants in an action brought by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, Rhode Island which has been categorized as a Superfund site by federal authorities.  During 2006, ASA entered into a settlement with the plaintiffs, with the approval of the United States Environmental Protection Agency, or EPA, resolving its alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site.  The litigation remains pending against the non-settling defendants.  The settlement does not address future remediation costs and the Company does not believe it is currently possible to estimate its share, if any, of such costs should claims for their recovery be pursued against ASA.  As part of the rationalization of the Company’s distribution facilities, on February 13, 2009, the Company sold the facility in Cumberland, Rhode Island.  The sale of this facility does not relieve the Company of its potential liability for such environmental claims.

The Company is involved in various other lawsuits, claims, demands, and other legal proceedings and investigations arising out of or incidental to the conduct of its business.  While it is not possible to determine the ultimate disposition of each of these matters, the Company does not believe that their ultimate disposition will have a material adverse effect on its results of operations, financial condition or cash flows.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

20 - COMMITMENTS

The Company has entered into operating leases for certain facilities and equipment which expire at various dates until 2019. The following schedule outlines the future minimum rental payments under these commitments at November 29, 2008:

2009	$4,718
2010	3,601
2011	3,231
2012	2,071
2013	1,166
Thereafter	5,243
Total minimum payments	$20,030

Total rent expense under the operating leases included in the accompanying consolidated statements of operations approximated $5,100,000, $248,000 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.

At November 29, 2008, the Company had outstanding purchase commitments of approximately $282,000.

21 - RETIREMENT PLANS

A U.S. subsidiary makes available to substantially all of its employees a defined contribution plan under the Internal Revenue Code Section 401(k). The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party. The U.S. subsidiary matches a percentage of the employee contributions up to a certain limit. Costs incurred under the 401(k) plan approximated $524,000, $15,200 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.

A Canadian subsidiary makes available to all of its employees a defined contribution plan.  The Canadian subsidiary contributes a percentage of the employees' salaries to the plan. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party.  Costs incurred under the plan approximated $646,000, $20,000 and nil for the year ended November 29, 2008, and for the periods ended November 24, 2007 and December 31, 2006, respectively.

22 - RESTRUCTURING CHARGES

In April 2008, the Company announced a limited restructuring program associated with the closure of the Cambridge, Ontario facility and the implementation of organizational changes, particularly in the replenishment, processing, distribution and sales processes. The program will result in the termination of certain employees, the possible relocation or reassignment of other employees and other exit costs associated with the closure of the Cambridge facility.

For the year ended November 29, 2008, the Company recognized a restructuring charge of $13,348,000, relating to this program. The charge is included in the line item “Restructuring costs” in the Consolidated Statement of Operations.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

22 - RESTRUCTURING CHARGES (Continued)

The following table summarizes the components of the restructuring charge for the year ended November 29, 2008:

Severance, payroll and other related costs (1)	$12,953
Lease termination obligations and related costs (2)	311
Other exit costs (3)	84
Total restructuring charge	$13,348

(1)	Represents severance for 189 employees; 101 employees related to three Canadian plants, 66 related to US manufacturing plants and 22 corporate overhead personnel.
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

(3)	Consists primarily of cost to relocate inventory from the Cambridge facility to other facilities.

The following table summarizes the liability related to the 2008 restructuring program:

	Balance at November 24, 2007	Charges	Payments	Other	Balance at November 29, 2008
Severance, payroll and other related costs	$—	$12,953	$(4,815)	$—	$8,138
Lease termination obligations and related	—	311	(66)	—	245
Other facility exit costs	—	84	(62)	—	22
Foreign exchange	—	—	—	(840)	(840)
Total	$—	$13,348	$(4,943)	$(840)	$7,565

The Company also accelerated depreciation expense on property, plant and equipment at the Cambridge facility in the amount of $518,000 for the year ended November 29, 2008.

23 - INFORMATION ABOUT GEOGRAPHIC AREAS

The Company has determined that it has one operating segment as an intermediate processor and distributor of carbon steel, stainless steel and aluminum products.  In making operating decisions and assessing performance, the Company’s chief operating decision-maker reviews financial information on a consolidated basis. The Company does not aggregate and has not aggregated operating segments. The Company aggregates all the revenue from its products and services into one amount in its financial statements.

The Company operates in one reportable segment as an intermediate processor and distributor of carbon steel, stainless steel and aluminum products. Sales are attributed to countries based on the location of the external customer.

Net sales include direct sales and toll processing revenues.  For the year ended November 29, 2008, direct sales and toll processing revenues were approximately $789.3 million and $11.8 million, respectively.  For the period from January 1, 2007 to November 24, 2007, direct sales and toll processing revenues were approximately $14.4 million and $1.9 million, respectively.  For the period from April 26, 2006 to December 31, 2006, direct sales and toll processing revenues were nil.

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

23 - INFORMATION ABOUT GEOGRAPHIC AREAS (Continued)

The following table summarizes the Company's financial information by geographic area:

	United States	Canada	Total
2008
Net sales
Domestic	$377,175	$406,825	$784,000
Export	212	16,846	17,058
Total	$377,387	$423,671	$801,058

Operating loss	$16,688	$(55,113)	$(38,425)

Depreciation	$4,264	$7,780	$12,044

Long-lived assets	$261,706	$73,209	$334,915
2007
Net sales
Domestic	$6,362	$9,013	$15,375
Export	228	701	929
Total	$6,590	$9,714	$16,304

Operating loss	$(3,602)	$(1,551)	$(5,153)

Depreciation	$158	$216	$374

Long-lived assets	$269,099	$114,383	$383,482
2006
Net sales
Domestic	$—	$—	$—
Export	—	—	—
Total	$—	$—	$—

Operating loss	$(145)	$—	$(145)

Depreciation	$—	$—	$—

Long-lived assets	$—	$—	$—

Barzel Industries Inc. and Subsidiaries (Formerly Novamerican Steel Inc.)
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

24 - SUBSEQUENT EVENTS

In the first quarter of 2009, the Company further simplified the design of the network, including a reduction in U.S. and Canadian workforce, and rationalized its distribution facilities in the U.S.  The implementation of the reduction in workforce and rationalization of its distribution facilities in the U.S. resulted in a total reduction of 203 employees in the U.S. and Canada in the first quarter of 2009.  It also included the exit of four redundant distribution facilities located in Connecticut, Massachusetts, Rhode Island and New York in the first quarter of 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Novamerican Steel Inc. (formerly Symmetry Holdings Inc.)

We have audited the accompanying consolidated balance sheet of Novamerican Steel Inc. (a Canadian Corporation) and Subsidiaries (the “Company,” the “Predecessor” or the “Acquired Company”) as of November 14, 2007 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the period from November 26, 2006 to November 14, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novamerican Steel Inc. and Subsidiaries as of November 14, 2007, and the results of their operations and their cash flows for the period from November 26, 2006 to November 14, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raymond Chabot Grant Thornton LLP

Chartered Accountants

Montreal, Canada
April 17, 2008

Acquired Company and Subsidiaries
Consolidated Statement of Operations and Comprehensive Income
(In thousands of U.S. dollars, except share and per share data)

Period from November 26, 2006 to November 14, 2007
Net sales	$785,045
Cost of sales	638,813
Gross margin	146,232

Operating expenses
Plant	41,668
Delivery	24,115
Selling	13,630
Administrative and general	36,126
115,539
Operating income	30,693

Interest expense	383
Interest income	(2,533)
Share in income of a joint venture	(238)
(2,388)
Income before income taxes	33,081
Income taxes (Note 4)	12,676
Net income	$20,405

Net income per share—basic and diluted	$1.95

Weighted average shares outstanding –basic and diluted	$10,450,000

Comprehensive income
Net income	20,405
Changes in cumulative translation adjustment	30,117
$50,522

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

	Common shares		Retained	Accumulated other comprehensive	Total Shareholders’
	Number	Amount	earnings	income	Equity
Balance at November 25, 2006	10,450,000	$38,904	$266,018	$23,624	$328,546
Net income			20,405		20,405
Dividends paid ($1.50 per share)			(15,675)		(15,675)
Changes in cumulative translation adjustment				30,117	30,117
Balance at November 14, 2007	10,450,000	$38,904	$270,748	$53,741	$363,393

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands of U.S. dollars)

Period from November 26, 2006 to November 14, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,405
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	10,401
Deferred income taxes	(3,683)
Loss on disposal of property, plant and equipment	228
Share of income of a joint venture	(238)
Changes in working capital items
Trade accounts receivable	4,297
Income taxes receivable	(2,133)
Inventories	29,319
Prepaid expenses and other assets	(623)
Accounts payable and accrued liabilities	14,997
Income taxes payable	3,608
Net cash from operating activities	76,578

CASH FLOWS FROM INVESTING ACTIVITIES
Short term investment disposal	37,541
Additions to property, plant and equipment	(12,158)
Proceeds from disposal of property, plant and equipment	12,224
Other assets	(39)
Net cash from investing activities	37,568

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in bank indebtedness	(540)
Dividends paid	(15,675)
Repayment of long-term debt	(41,337)
Net cash used for financing activities	(57,552)

Effect of exchange rate changes on cash and cash equivalents	6,480
Net increase in cash and cash equivalents	63,074
Cash and cash equivalents, beginning of period	31,016
Cash and cash equivalents, end of period	$94,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,498
Income taxes paid	$15,490

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Consolidated Balance Sheet
(In thousands of U.S. dollars)

November 14, 2007
ASSETS
Current assets
Cash and cash equivalents	$94,090
Trade accounts receivable, net (Note 5)	117,440
Income taxes receivable	2,409
Inventories (Note 6)	146,802
Prepaid expenses and other	2,934
Deferred income taxes (Note 4)	4,012
367,687
Investment in a joint venture	1,986
Property, plant and equipment (Note 7)	104,637
Goodwill	12,994
Other assets	258
$487,562
LIABILITIES
Current liabilities
Trade accounts payable	$67,110
Trade accounts payable to a company controlled by a director	1,179
Trade accounts payable to a joint venture (Note 12)	1,686
Accrued liabilities	36,203
Income taxes payable	5,424
111,602
Deferred income taxes (Note 4)	12,567
124,169
Contingencies and commitments (Notes 13 and 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value: Unlimited number of shares authorized; none issued or outstanding
Common shares, no par value: Unlimited number of shares authorized; 10,450,000 shares issued and outstanding	38,904
Retained earnings	270,748
Accumulated other comprehensive income	53,741
363,393
$487,562

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

Novamerican Steel Inc. (“Novamerican”) was incorporated under the Canada Business Corporations Act. Novamerican processes and distributes, through its 22 locations in the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Québec and Ontario, carbon steel, stainless steel and aluminum products, including carbon steel tubular products, and operates as an intermediary between primary metal producers and manufacturers that require processed metal.
On June 21, 2007, Symmetry Holdings Inc. (“Symmetry”) and its wholly owned indirect subsidiary, 632422 N.B. LTD., a corporation existing under the laws of the Canadian province of New Brunswick, entered into an arrangement agreement with Novamerican to acquire all of its outstanding common shares in exchange for cash by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the “Acquisition”).

2 - SUBSEQUENT EVENT

On November 15, 2007, Symmetry acquired all of the outstanding common stock of  Novamerican for $56.00 per share.  The purchase consideration for the Acquisition was $585,200,000. In addition, Novamerican incurred selling costs of approximately $2,092,000,which were indirect and general costs expensed as incurred. Novamerican’s stock ceased trading as of November 14, 2007.

Symmetry completed the Acquisition and the other transactions contemplated by the arrangement agreement after receiving the approval of the stockholders of Novamerican holding at least 66 2/3% of votes cast at the special meeting of stockholders, the approval of the stockholders of Symmetry pursuant to its amended and restated certificate of incorporation, the approval of the Acquisition pursuant to the Investment Canada Act, the approval of the Acquisition under the Competition Act (Canada), and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Following completion of the Acquisition on November 15, 2007, Novamerican became a wholly owned indirect subsidiary of Symmetry.

3 - ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the reporting currency is the United States of America dollar (“U.S. dollar”).
A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of consolidation

The consolidated financial statements include the accounts of Novamerican and its wholly-owned subsidiaries (collectively, the “Company” or the “Predecessor”). All intercompany balances and transactions have been eliminated.

Joint venture

The Company’s interest in a joint venture is accounted for by the equity method. Accordingly, the Company’s share in income of the joint venture is included in consolidated net income.

Fiscal year

The Company operated on a fiscal period that ended on the last Saturday of November. As a result of the Acquisition on November 15, 2007, the financial statements included herein are presented as of November 14, 2007 and for the period from November 26, 2006 to November 14, 2007. For presentation purposes, the period from November 26, 2006 to November 14, 2007 is referred to as the fiscal 2007 period.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

3 - ACCOUNTING POLICIES (Continued)

Translation of foreign currencies

Transactions concluded in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at period end; revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in net sales in the consolidated statements of operations and comprehensive income. Foreign exchange losses amounted to $1,451,000 for the fiscal 2007 period.

The financial statements of the Company’s Canadian subsidiaries are translated from their functional currency, the Canadian dollar, into the reporting currency, the U.S. dollar, as follows: assets and liabilities are translated at the exchange rate in effect at the end of the period; revenues and expenses are translated at the average exchange rate for the period. All cumulative translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheet.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based on currently available information. Management believes the most sensitive estimates include the allowance for doubtful accounts, the recoverability of goodwill and the provision for income taxes. Actual results could differ from these estimates.

Revenue recognition

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer’s destination. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

The customer is invoiced for the complete product delivered to the customer’s designated location and shipping and handling charges are not invoiced separately. Shipping and handling costs are recorded under the “Delivery” caption on the consolidated statements of operations and comprehensive income.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and term deposits which are short-term, highly liquid investments with original maturities of three months or less.

Trade accounts receivable

Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are stated at amounts due from customers based on agreed upon payment terms net of an allowance for doubtful accounts. Accounts outstanding longer than the agreed upon payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off trade accounts receivable when they are determined to be uncollectible, and any payments subsequently received on such receivables are credited to the bad debt expense.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

3 - ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market and include the cost of purchased steel and freight. Cost is determined using the specific identification method or the moving average cost method.

Property, plant and equipment

Property, plant and equipment are stated at cost and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition are estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, impairment is recognized. Management believes that there has been no impairment of the Company’s property, plant and equipment as of November 14, 2007.

Property, plant and equipment are depreciated over their estimated useful lives using the following methods:

Buildings and building improvements	Straight-line	10 to 40 years
Machinery and equipment	Straight-line	5 to 20 years
Furniture and fixtures	Straight-line	5 to 15 years
Transportation equipment	Straight-line	3 to 7 years
	Diminishing balance	or 30%
Computer equipment	Straight-line	3 to 5 years
	Diminishing balance	or 30%
Leasehold improvements	Straight-line	5 to 10 years

 No depreciation is recorded on assets under construction.

Depreciation expense was approximately $10,292,000 for the fiscal 2007 period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it is impaired. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying amount of a reporting unit with its fair value. If any potential impairment is identified, it is quantified by comparing the carrying amount of goodwill to its fair value. In connection with the Acquisition of the Company as discussed in Note 2, Subsequent Event, the Company did not complete an impairment assessment for the 2007 fiscal period as the purchase price paid for the Company’s net assets, including goodwill, indicated that there was no impairment of the recorded goodwill at November 14, 2007.

Other assets

Other assets are recorded at cost and are composed primarily of expenses incurred in issuing long-term debt, cash deposits and the cash surrender value of certain life insurance policies.  Debt issuance costs were fully amortized during the year with repayment of the long-term debt. Amortization expense was approximately $109,000 for the fiscal 2007 period.

Income taxes

The provision for income taxes is computed on the pretax income of the consolidated subsidiaries located within each taxing country based on the current income tax law. Deferred income taxes are provided based upon currently enacted income tax rates for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

3 - ACCOUNTING POLICIES (Continued)

Deferred income taxes include the benefit of losses carried forward when it is more likely than not that future profits will result. Should the opportunity to realize the benefit of these losses expire, such amounts would result in additional deferred income tax expense.

The Company has not provided for Canadian income taxes or foreign withholding taxes on the remaining undistributed earnings of its American subsidiaries which are considered to be permanently reinvested.  Under current Canadian income tax law, the Company may repatriate undistributed earnings of such foreign subsidiaries without any income tax effect. However, should the Company repatriate part or all of the undistributed earnings of its American subsidiaries, a 5% withholding tax would be assessable on that amount. At this time, the Company does not intend to repatriate any earnings of American subsidiaries.

Comprehensive income

Components of comprehensive income include net income and changes in cumulative translation adjustment.

Current and pending accounting changes

Current

Effective fiscal year 2007, the Company adopted “SFAS” No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The adoption of SFAS No. 154 had no impact on the preparation of the consolidated financial statements.

Pending

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.    FIN 48 is effective for the Company at the beginning of the 2008 fiscal year including interim periods.  The impact resulting from the adoption of FIN 48 has not yet been determined.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company as of the beginning of the 2008 fiscal year. The impact resulting from the adoption of SFAS No. 157 has not yet been determined.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

3 - ACCOUNTING POLICIES (Continued)

In April 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for the Company as of the beginning of the 2008 fiscal year. The impact resulting from the adoption of SFAS No. 159 has not yet been determined.

4 - INCOME TAXES

The following summarizes the Company’s income taxes on the earnings of its Canadian and U.S. operations.

Income before income taxes by local jurisdiction:

Fiscal 2007 period
Canada	$10,011
United States	23,070
$33,081

The income tax provision is composed of the following:

Fiscal 2007 period
Current
Canada	$5,318
United States	11,041
16,359
Deferred
Canada	(731)
United States	(2,952)
(3,683)
$12,676

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

4 - INCOME TAXES (Continued)

The components of the Company’s net deferred income tax liability are as follows:

November 14,
2007
Assets
Current deferred income taxes
Inventories	$383
Trade accounts receivable	289
Non deductible reserves	378
Net operating loss	3,278
4,328
Long-term deferred income taxes
Non capital losses	999
Investment in a partnership	1,890
Other items	42
2,931
Less: Valuation allowance	(1,890)
Net deferred tax asset	$5,369

Liabilities
Current deferred income taxes
Prepaid expenses	$316

Long-term deferred income taxes
Property, plant and equipment	13,608
Total deferred tax liability	$13,924

Net deferred tax liability	$(8,555)

Deferred income tax assets and liabilities are classified on a net current and non-current basis within each tax jurisdiction.  Net current deferred income tax assets are separately stated as deferred income taxes in the amount of $4,012,000 at November 14, 2007.  Net non-current deferred tax liabilities are separately stated as deferred income taxes in the amount of $12,567,000 at November 14, 2007.

The reconciliation between the Canadian statutory income tax rate and the Company’s effective income tax rate is as follows:

Fiscal 2007 period
Canadian statutory income tax rate	32.0%
Difference in jurisdictional rates	3.4
Rate change impact of deferred taxes	(1.8)
Adjustment to valuation allowance	5.1
Other Items	(0.4)
Effective income tax rate	38.3%

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

5 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

November 14,
2007
Trade accounts	$118,359
Allowance for doubtful accounts	(919)
$117,440

Changes in the Company’s allowance for doubtful accounts are as follows:

November 14,
2007
Balance at beginning of period	$3,707
Bad debt expense	571
Accounts written off	(1,557)
Recoveries	(1,802)
Balance at end of period	$919

6 - INVENTORIES

November 14,
2007
Raw materials	$82,139
Finished goods	64,663
$146,802

7 - PROPERTY, PLANT AND EQUIPMENT

November 14,
2007
Land	$11,063
Buildings and building improvements	55,324
Machinery and equipment	102,633
Furniture and fixtures	1,398
Transportation equipment	3,426
Computer equipment	4,217
Leasehold improvements	1,694
Assets under construction	3,862
183,617
Accumulated depreciation	78,980
$104,637

8 - BANK INDEBTEDNESS

The bank indebtedness of the Company’s Canadian subsidiaries consisted of various demand revolving credit facilities available by either prime rate loans or bankers’ acceptances, bearing interest at a Canadian bank’s prime rate (actual rate 6.25% at November 14, 2007), or bankers’ acceptance rates, plus a premium varying from 0% to 0.5% (actual rate 6.50% at November 14, 2007), and secured by inventories, movable hypothecs covering the universality of present and future book debts and a negative pledge on certain assets of the Canadian subsidiaries. There were no cross collateralizations among the various facilities. The agreement was terminated on November 14, 2007.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

9 - LONG-TERM DEBT

On May 8, 2007, a U.S. subsidiary entered into a revolving credit agreement with a U.S. bank, which provides for borrowings, based upon a formula, of up to $50,000,000 through May 8, 2012. At November 14, 2007, there was $1,000,000 in outstanding letters of credit and  $49,000,000 in available borrowings. There were no outstanding balances under this agreement at November 14, 2007.  The interest rate of borrowings under the credit agreement is the bank’s prime rate, currently 7.50%, less 1% , or LIBOR, currently 4.88% plus 0.875%.   Among the restrictive financial covenants contained in the agreement are ratios as to fixed charges, tangible capital base and senior liabilities to tangible capital base, all of which were respected as of November 14, 2007.  Borrowings are collateralized by all assets of the U.S. subsidiary having a carrying value of $196,423,000.

Mortgage loan, amounting to nil at November 14, 2007, bearing interest at a rate of 5.75%, maturing on October 22, 2018, repayable in monthly capital installments of $36,000 in 2007 (CA$41,675), secured by a first hypothec on land and building having a carrying value of $9,141,000 (CA$8,782,000) as of November 14, 2007. The company repaid the remaining balance of the loan on April 20, 2007.

A U.S. subsidiary entered into a $53,000,000 term loan agreement with a group of banks, as amended, of which an amount of nil was outstanding at November 14, 2007.  On November 22, 2005, the term of the agreement was extended for one year through April 7, 2007 and the group of banks became one bank.  The interest rate on the term loan is the bank’s prime rate, currently 7.25%, plus a margin varying from 0.125% to 1.375%, or LIBOR, currently 4.88%, plus a margin varying from 1.375% to 2.625%. Among the restrictive financial covenants contained in the agreement are ratios as to fixed charges, tangible capital base and senior liabilities to tangible capital base, all of which were respected as of November 14, 2007.  The term loan is collateralized by all assets of the U.S. subsidiary having a carrying value of $196,423,000.  On December 7, 2006, the U.S. subsidiary repaid all amounts due under the $53,000,000 term loan agreement.

10 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

Fiscal 2007 Period
Processing revenue from a joint venture	$188
Management fees from a joint venture	$54
Processing charges paid to a joint venture	$2,971
Rental charges paid to companies controlled by a director	$1,386
Rental charges paid to companies jointly controlled by a director	$436
Freight charges paid to a company controlled by a director	$10,809

11 - FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair value of financial instruments has been estimated using data which management considers the best available methodology deemed suitable for the pertinent category of financial instruments as follows:

Due to their short-term maturity, the carrying value of certain financial instruments was assumed to approximate their fair value. These financial instruments include cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities, trade accounts payable to a joint venture and trade accounts payable to a company controlled by a director.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

11 - FINANCIAL INSTRUMENTS (Continued)

Exchange rate risk

Although the Company's financial results are reported in U.S. dollars, a substantial portion of the Company's revenues is received in, and expenses are incurred in, Canadian dollars. The Company may in the future utilize forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with future sales and purchases denominated in U.S. dollars by certain of its Canadian subsidiaries. At November 14, 2007, the Company had no such forward foreign currency contracts outstanding.

Interest rate risk

The Company's exposure to interest rate risk is as follows:

Cash and cash equivalents	Floating rate
Trade accounts receivable	Non-interest bearing
Trade accounts payable and accrued liabilities	Non-interest bearing
Income and other taxes	Non-interest bearing

Concentration risk

The Company does not have a concentration of available sources of supply, labor, service or other rights that, if suddenly eliminated, could severely impact its operations.

Financial instruments which potentially subject the Company to a concentration risk principally consist of cash and cash equivalents. The Company has its cash and cash equivalents placed with high quality, financial institutions. The balances at such institutions at November 14, 2007 and periodically throughout the year are in excess of federally insured limits. As part of its cash management process, the Company performs periodic evaluation of the relative credit standing of these institutions. The Company has not experienced any losses related to this concentration of risk. At November 14, 2007, the amount in excess of federal insured limits was approximately $19,918,000 for the U.S. subsidiaries and $29,257,000 for the Canadian Subsidiaries. At November 14, 2007, a portion of this amount was invested by a financial institution in overnight daily deposit in pooled U.S. Government backed securities approximating $13,166,000.

Credit risk

Concentration of credit risk with respect to sales and accounts receivable is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographies, except for one customer that accounted for 12.4% of sales in the fiscal 2007 period. No customer accounted for more than 10% of trade accounts receivable in the fiscal 2007 period. The Company generally does not require collateral or other security to support customer receivables.

Commodity price risk

In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. The Company's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

12 - JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture that processes carbon steel into tubing.  The joint venture, Delta Tube and Company, Limited Partnership (“Delta Tube”) is located in LaSalle, Québec, Canada.
Condensed financial information of the joint venture is summarized below:

Fiscal 2007 Period
Operations
Net sales	$4,516
Operating income	$380

November 14, 2007
Balance sheet
Assets
Current assets	$2,405
Property, plant and equipment	1,794
$4,199
Liabilities
Current liabilities	$386
Joint venture investment
Capital contributions	2,504
Undistributed earnings	603
Accumulated other comprehensive income	706
$4,199

At November 14, 2007, the Company had a trade account payable to Delta Tube in the amount of $1,686,000.

13 - CONTINGENCIES

In October 2001, the Company’s subsidiary, American Steel and Aluminum Corporation (“ASA”), was named as one of 57 defendants in an action brought by two private parties under the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, to recover costs incurred and to be incurred in connection with a waste disposal facility in Cumberland, Rhode Island which has been categorized as a Superfund site by federal authorities.  During 2006, ASA entered into a settlement with the plaintiffs, with the approval of the United States Environmental Protection Agency, or EPA, resolving its alleged liability for all claims for past and future response and oversight costs in connection with the Remedial Investigation/Feasibility Study for the site.  The litigation remains pending against the non-settling defendants.

The settlement does not address future remediation costs and the Company does not believe it is currently possible to estimate its share, if any, of such costs should claims for their recovery be pursued against ASA.

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

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars)

14 - COMMITMENTS

The Company has entered into operating leases for certain facilities and equipment which expire at various dates until 2013. The following schedule outlines the future minimum rental payments under these commitments as at November 14, 2007:

2008	$4,083
2009	3,493
2010	2,290
2011	2,049
2012	802
Thereafter	162
Total minimum payments	$12,879

Rental expense under the operating leases amounted to approximately $4,827,000 for the fiscal 2007 period.

15 - RETIREMENT PLANS

A U.S. subsidiary makes available to substantially all of its employees a defined contribution plan under the Internal Revenue Code Section 401(k). The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. A percentage of such contribution, up to a certain limit, is matched by the employer. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party. Costs incurred under the 401(k) plan amounted to approximately $537,000 for the fiscal 2007 period.

All Canadian subsidiaries make available to all of their employees a defined contribution plan.  The Canadian subsidiaries contribute a percentage of the employees’ salaries to the plan.  Investment elections are made at the discretion of the employees and the plan is administered by an independent third party.  Costs incurred under the plan amounted to approximately $685,000 for the fiscal 2007 period.

16 - FINANCIAL INFORMATION BY GEOGRAPHIC AREA

The Company operates in one reportable segment as an intermediate processor and distributor of carbon steel, stainless steel and aluminum products. Sales are attributed to countries based on the location of the external customer.
The following table summarizes the Company’s financial information by geographic area:

	United States	Canada	Total
Net sales
Domestic	$338,632	$400,405	$739,037
Export	608	45,400	46,008
Total	$339,240	$445,805	$785,045
Operating income	$17,846	$12,846	$30,692
Depreciation	$3,882	$6,410	$10,292
Long-lived assets	$60,285	$57,604	$117,889

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Novamerican Steel Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income and cash flows of Novamerican Steel Inc. (a Canadian Corporation) and Subsidiaries (the “Company”, “Acquired Company” or the “Predecessor”) for the year ended November 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Novamerican Steel Inc. and Subsidiaries for the year ended November 25, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raymond Chabot Grant Thornton LLP
Chartered Accountants

Montreal, Canada
December 19, 2006

Acquired Company and Subsidiaries
Consolidated Statement of Operations and Comprehensive Income
(In thousands of U.S. dollars, except per share data)

Year ended
November 25, 2006
Net sales	$840,798
Cost of sales	655,659
Gross margin	185,139
Operating expenses
Plant	45,233
Delivery	25,586
Selling	13,886
Administrative and general	31,034
115,739
Operating income	69,400
Interest expense	1,139
Share in income of a joint venture	(743)
396
Income before income taxes	69,004
Income taxes (Note 3)	24,706
Net income	$44,298
Net income per share (Note 4)
Basic	$4.26
Diluted	$4.25
Comprehensive income
Net income	$44,298
Changes in cumulative translation adjustment	3,134
Changes in fair value of interest rate swap, net of deferred income taxes of $29	42
$47,474

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands of U.S. dollars)

Year ended
November 25, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,298
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	10,697
Share in income of a joint venture	(743)
Deferred income taxes	(795)
Gain on disposal of property, plant and equipment	(995)
Changes in working capital items
Trade accounts receivable	15,310
Income taxes receivable	2,858
Inventories	(34,234)
Prepaid expenses and other	(634)
Accounts payable and accrued liabilities	(21,098)
Income taxes payable	696
Net cash from operating activities	15,360
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan to a Corporation	17,621
Loan to a Corporation	(37,885)
Distribution from a joint venture	1,132
Additions to property, plant and equipment	(22,581)
Proceeds from disposal of property, plant and equipment	10,877
Other assets	(67)
Net cash used for investing activities	(30,903)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in bank indebtedness	(2,236)
Issue of common shares	4,113
Repayment of long-term debt	(3,670)
Net cash used for financing activities	(1,793)
Effect of exchange rate changes on cash and cash equivalents	547
Net decrease in cash and cash equivalents	(16,789)
Cash and cash equivalents, beginning of year	47,805
Cash and cash equivalents, end of year	$31,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,444
Income taxes paid	$24,738

The accompanying notes are an integral part of the consolidated financial statements.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

Novamerican Steel Inc. (Novamerican) was incorporated under the Canada Business Corporations Act. The Company processes and distributes, through its 23 locations in the Northeastern, Mid-Atlantic and Mid-Western United States and the Canadian provinces of Québec and Ontario, carbon steel, stainless steel and aluminum products, including carbon steel tubular products, and operates as an intermediary between primary metal producers and manufacturers that require processed metal.

2 - ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the reporting currency is the United States of America dollar (U.S. dollar).

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of consolidation

The consolidated financial statements include the accounts of Novamerican and all its wholly owned subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated.

Joint venture

The Company’s interest in a joint venture is accounted for by the equity method. Accordingly, the Company’s share in income of joint venture is included in consolidated net income.

Fiscal year

The fiscal year-end of the Company is the last Saturday of November. The fiscal year ending November 25, 2006 includes 52 weeks of operations.

Translation of foreign currencies

Transactions concluded in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at year-end; revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in net sales in the consolidated statements of operations and comprehensive income. Losses amounted to $469,000 in 2006.

The financial statements of the Company’s Canadian subsidiaries are translated from their functional currency, the Canadian dollar, into the reporting currency, the U.S. dollar, as follows: assets and liabilities are translated at the exchange rate in effect at year-end; revenues and expenses are translated at the average exchange rate for the year. All cumulative translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheet.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based on currently available information. Management believes the most sensitive estimates include the allowance for doubtful accounts, the recoverability of goodwill and the provision for income taxes. Actual results could differ from these estimates.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Revenue recognition

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the amount is fixed or determinable, delivery of the product to the customer has occurred, there are no uncertainties surrounding product acceptance and collection of the amount is considered probable. Title to the product generally passes and revenue is recognized upon delivery of the product at the customer’s destination. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

The customer is invoiced for the complete product delivered to the customer’s designated location and shipping and handling charges are not invoiced separately. Shipping and handling costs are recorded under the “Delivery” caption on the consolidated statements of operations and comprehensive income.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and term deposits which are short-term, highly liquid investments with original maturities of three months or less.

Property, plant and equipment

Property, plant and equipment are depreciated over their estimated useful lives using the following methods:

Buildings and building improvements	Straight-line	10 to 40 years
Machinery and equipment	Straight-line	5 to 20 years
Furniture and fixtures	Straight-line	5 to 15 years
Transportation equipment	Straight-line	3 to 7 years
	Diminishing balance	or 30%
Computer equipment	Straight-line	3 to 5 years
	Diminishing balance	or 30%
Leasehold improvements	Straight-line	5 to 10 years
Aircraft	Straight-line	15 years

No depreciation is recorded on assets under construction.

Depreciation expense was approximately $10,492,000 for the year ended November 25, 2006.

Other assets

Amortization expense relating to deferred costs incurred in issuing long-term debt was approximately $205,000 for the year ended November 25, 2006.

Income taxes

The provision for income taxes is computed on the pretax income of the consolidated subsidiaries located within each taxing country based on the current income tax law. Deferred income taxes are provided based upon currently enacted income tax rates for temporary differences in the recognition of assets and liabilities on the financial statements and for income tax purposes.

Deferred income taxes include the benefit of losses carried forward when it is more likely than not that future profits will result. Should the opportunity to realize the benefit of these losses expire, such amounts would result in additional deferred income tax expense.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

No provision has been made for deferred income taxes that may result from future remittance of approximately $89,227,000 of undistributed tax paid earnings of the foreign subsidiaries as of November 25, 2006. Under current Canadian income tax law, the Company may repatriate undistributed earnings of such foreign subsidiaries without any income tax effect. However, should the Company repatriate part or all of the undistributed earnings of its foreign subsidiaries, a 5% withholding tax would be assessable on that amount. At this time, the Company does not intend to repatriate any earnings of foreign subsidiaries.

Comprehensive income

Components of comprehensive income include net income, changes in cumulative translation adjustment and changes in fair value of interest rate swap net of deferred income taxes.

Current and pending accounting changes

Current

Effective November 27, 2005, the Company adopted revised SFAS No.123 (“SFAS No. 123 (R)”), Share-Based Payment, which requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity. The adoption of SFAS No. 123 (R) did not have an initial impact on the consolidated financial statements.

Effective November 27, 2005, the Company adopted SFAS No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

Effective November 27, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result to the exchange. The adoption of SFAS No. 153 did not have a material impact on the consolidated financial statements.

Effective November 25, 2006, the Company adopted Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements issued by the U.S. Securities and Exchange Commission. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. There have been two widely-used methods for quantifying the effects of financial statement misstatements. The “roll-over” method quantifies the amount by which the current year income statement is misstated and can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The “iron curtain” method quantifies the error as the cumulative amount by which the current year balance sheet is misstated and can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. The Company used the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by retroactively adjusting prior financial statements as if the dual approach had always been used or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of November 27, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 had no impact on the preparation of the consolidated financial statements.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

2 - ACCOUNTING POLICIES (Continued)

Pending

The FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, in June 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company at the beginning of the 2008 fiscal year. The impact resulting from the adoption of FIN 48 has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company at the beginning of the 2008 fiscal year. The impact resulting from the adoption of SFAS No. 157 has not yet been determined.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for the Company at the beginning of the 2007 fiscal year.

3—INCOME TAXES

The following summarizes the Company’s income taxes on the earnings of its Canadian and U.S. operations.

Income before income taxes by local jurisdiction:

Year ended
November 25,
2006
Canada	$34,284
United States	34,720
$69,004

The income tax provision is composed of the following:

Year ended
November 25,
2006
Current
Canada	$11,638
United States	13,863
25,501
Deferred
Canada	(655)
United States	(140)
(795)
$24,706

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

3 - INCOME TAXES (Continued)

The reconciliation between the Canadian statutory income tax rate and the Company’s effective income tax rate is as follows:

Year ended
November 25,
2006
Canadian statutory income tax rate	34.4%
United States statutory income tax rate difference	3.2
Provincial incentive for manufacturing and processing activities	(0.5)
Other items	(1.3)
Effective income tax rate	35.8%

4 - EARNINGS PER SHARE

The basic income per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the year.

The diluted income per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the year, plus the effects of dilutive stock options. The diluted income per share is computed using the treasury method, which assumes that all stock options are exercised at the beginning of the year and that the funds obtained are used to purchase common shares of the Company at the average trading price of the common shares during the period.

The following table provides the reconciliation between basic and diluted income per share:
Year ended
November 25,
2006
Net income	$44,298
Weighted average number of common shares outstanding	10,391,891
Effect of dilutive stock options	58,109
Weighted average number of diluted common shares outstanding	10,450,000
Net income per share
Basic	$4.26
Diluted	$4.25

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

5 - RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

Year ended
November 25,
2006
Processing revenue from a joint venture	$200
Management fees from a joint venture	$53
Processing charges paid to a joint venture	$3,645
Rental charges paid to companies controlled by a director	$1,780
Rental charges paid to companies jointly controlled by a director	$394
Freight charges paid to a company controlled by a director	$10,525

6 - FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Exchange rate risk

Although the Company’s financial results are reported in U.S. dollars, a substantial portion of the Company’s revenues is received in, and its expenses are incurred in Canadian dollars. The Company utilizes, from time to time, forward exchange contracts to hedge its exposure to exchange rate fluctuations in connection with future sales and purchases denominated in U.S. dollars by certain of its Canadian subsidiaries. At November 25, 2006, the Company had no such forward foreign currency contracts outstanding.

Commodity price risk

In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. The Company’s market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.

7 - JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture that processes carbon steel into tubing.

Condensed financial information of the joint venture is summarized below:

Twelve-month period ended
November 25,
2006
Operations
Net sales	$5,725
Operating income	$1,289

8 – CONTINGENCIES

The Company is contingently liable under claims issued in the normal course of business and with respect to claims and litigation that arise from time to time. In the opinion of management, any uninsured liability, which may arise from such contingencies, would not have a material adverse effect on the consolidated financial statements.

Acquired Company and Subsidiaries
Notes to Consolidated Financial Statements
 (In U.S. dollars; tabular amounts in thousands of U.S. dollars, except share and per share data)

9 – COMMITMENTS

The Company has entered into operating leases for certain facilities and equipment which expire at various dates until 2013. The following schedule outlines the future minimum rental payments under these commitments as at November 25, 2006:

2007	$3,515
2008	2,888
2009	2,166
2010	1,811
2011	1,642
Thereafter	628
Total minimum payments	$12,650

Rental expense under the operating leases amounted to approximately $4,168,000 for the year ended November 25, 2006.

10 - RETIREMENT PLAN

A U.S. subsidiary makes available to substantially all of its employees a defined contribution plan under the Internal Revenue Code Section 401(k). The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. A percentage of such contribution, up to a certain limit, is matched by the employer. Investment elections are made at the discretion of the employees and the plan is administered by an independent third party. The U.S. subsidiary matches a percentage of the employee contributions up to a certain limit. Costs incurred under the 401(k) plan amounted to approximately $552,000 for the year ended November 25, 2006.

11 - FINANCIAL INFORMATION BY GEOGRAPHIC AREA

The Company operates in one reportable segment as an intermediate processor and distributor of carbon steel, stainless steel and aluminum products. Sales are attributed to countries based on the location of the external customer.

The following table summarizes the Company’s financial information by geographic area:

	United States	Canada	Total
2006
Net sales
Domestic	$359,057	$440,845	$799,902
Export	463	40,433	40,896
Total	$359,520	$481,278	$840,798
Operating income	$29,840	$39,560	$69,400
Depreciation	$3,802	$6,690	$10,492

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer, who also serves as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of November 29, 2008. Based on this evaluation, the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the SEC. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include certain amounts based on our best judgments and estimates.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Barzel Industries Inc. as such term is defined in Rules 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the Company; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principals; providing reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and providing reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 29, 2008.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report for the year ended November 29, 2008.

A non-accelerated filer is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009 (that is, its annual report for fiscal year 2010).

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Barzel Industries Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference into this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934).

Code of Ethics

We have adopted a code of ethics applicable to all members of our Board of Directors, executive officers and employees.  Such code of ethics is available on our Internet website, www.barzel.com.  We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 15.	EXHIBITS

(a)	(1) Financial Statements
See Index to Consolidated Financial Statements at page 37 of this report.
(2) Financial Statement Schedules
None
(b)	Exhibits
The exhibits listed in the following table have been filed with this report.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of Barzel Industries Inc., as amended
3.2(7)	Amended and Restated By-laws of Barzel Industries Inc. as amended
4.1(1)	Specimen certificate representing common stock of Barzel Industries Inc.
4.2(1)	Specimen certificate representing warrants issued in the initial public offering of Barzel Industries Inc.
4.3(1)	Specimen certificate representing warrants issued in the private placement of Barzel Industries Inc.
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and Barzel Industries Inc.
4.5(9)	Amendment to Warrant Agreement, dated as of June 21, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and Barzel Industries Inc.
4.6.1(7)
Indenture, dated as of November 5, 2007, among Barzel Industries Inc., Barzel Finco Inc., and The Bank of New York Mellon f/k/a The Bank of New York, as Trustee, relating to the issuance by Barzel Finco Inc. of 11.5% Senior Secured Notes due 2015

4.6.2(7)	First Supplemental Indenture, dated as of December 3, 2007, to Indenture
4.6.3*	Second Supplemental Indenture, dated as of February 11, 2009, to Indenture
10.1.1(4)
ABL Credit Agreement, dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndication Agents

10.1.2(7)	Amendment No. 1, dated December 14, 2007, to Credit Agreement
10.2(4)
Guarantee and Collateral Agreement (ABL), dated as November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Inc. identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.3(4)
Canadian Guarantee and Collateral Agreement (ABL), dated as of November 15, 2007, among Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Canada Inc. identified therein, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent

10.4(4)
Lien Subordination and Intercreditor Agreement, dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Inc. identified therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon f/k/a The Bank of New York, as Collateral Agent.

10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007, among Barzel Finco Inc., the guarantors signatory thereto, and J.P. Morgan Securities Inc. on behalf of the Initial Purchaser
10.6(4)
Collateral Agreement (Senior Notes), dated November 15, 2007, Barzel Industries Inc., Barzel Finco Inc., other subsidiaries of Barzel Industries Inc. identified therein, and The Bank of New York Mellon f/k/a The Bank of New York, as Collateral Agent

10.7(4)
Registration Rights Agreement dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., the guarantors signatory thereto, and J.P. Morgan Securities Inc. and CIBC World Markets Corp., as the Initial Purchasers

10.8(4)	Intercompany Notes, dated as of November 15, 2007
10.9(4)	Canadian Collateral Agreement (Intercompany Notes), dated as November 15, 2007, between Barzel Industries Inc. and BNY Trust Company of Canada, as Canadian Collateral Agent
10.10(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between Barzel Industries Inc. and Gilbert E. Playford
10.11(5)	Unit Subscription Agreement, dated June 21, 2007, by and between Barzel Industries Inc. and Gilbert E. Playford
10.12(5)	Arrangement Agreement, dated as of June 21, 2007, among Barzel Industries, 632422 N.B. Ltd., and Acquired Company
10.13(5)	Lock-Up Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones
10.14(5)	Non-Competition Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and Scott B. Jones
10.15(5)	Non-Competition Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and D. Bryan Jones
10.16(6)	Registration Rights Agreement, dated March 5, 2007, among Barzel Industries Inc. and the signatories thereto
10.17(9)	Amendment, dated as of November 15, 2007, to Registration Rights Agreement, dated March 5, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.1(6)	Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and Barzel Industries Inc.
10.18.2(9)	Amendment, dated as of November 15, 2007, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.3*	Second Amendment, dated as of December 23, 2008, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.4*	Third Amendment, dated as of February 26, 2009, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.19*	Services Agreement, dated January 1, 2009, between Barzel Industries Inc. and ILUT, Srl.
10.20(1)	Trademark License Agreement, dated September 15, 2006, between Barzel Industries Inc. and Domenico Lepore
10.21(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Corrado De Gasperis
10.22(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Domenico Lepore

10.23(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Karen Narwold
10.24.1(10)	Form of Exchange Agreement (Affiliates)
10.24.2(10)	Form of Exchange Agreement (Non-Affiliates)
10.25*	Replenishment Agreement, dated as of November 28, 2008, by and between Barzel Industries Inc. and ArcelorDofasco Mittal Inc.
21.1*	List of Subsidiaries
24.1*	Powers of Attorney (Contained on signature page)
31.1*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(1)	Incorporated by reference to the Registration Statement of Registrant on Form S-1 (Registration No. 333-135353).
(2)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on December 6, 2007 (SE File No. 001-33342).
(3)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33342).
(4)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed November 20, 2007 (File No. 001-33342).
(5)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33324).
(6)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33324).
(7)	Incorporated by reference to the Annual Report of Registrant on Form 10-K for the fiscal year ended November 24, 2007 (File No. 001-33342).
(8)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended February 23, 2008 (File No. 001-33342).
(9)	Incorporated by reference to the Registration Statement of Registrant on Form S-1 (Registration No. 333-151581).
(10)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended August 30, 2008 (File No. 001-33342).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARZEL INDUSTRIES INC

Date:	February 27, 2009	By:	/s/ Corrado De Gasperis
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

Signatures	Titles	Date

/s/ Gilbert E. Playford	Chairman of the Board	February 27, 2009
Gilbert E. Playford

/s/ Corrado De Gasperis	Chief Executive Officer and Director	February 27, 2009
Corrado De Gasperis	(Principal Executive Officer and Principal Financial Officer)

/s/ Domenico Lepore	President and Director	February 27, 2009
Domenico Lepore

/s/ Carl A. Rojas	Controller	February 27, 2009
Carl A. Rojas	(Principal Accounting Officer)

/s/ Martin Derek Powell	Director	February 27, 2009
Martin Derek Powell

/s/ Scott C. Mason	Director	February 27, 2009
Scott C. Mason

/s/ Oded Cohen	Director	February 27, 2009
Oded Cohen

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of Barzel Industries Inc., as amended
3.2(7)	Amended and Restated By-laws of Barzel Industries Inc., as amended
4.1(1)	Specimen certificate representing common stock of Barzel Industries Inc.
4.2(1)	Specimen certificate representing warrants issued in the initial public offering of Barzel Industries Inc.
4.3(1)	Specimen certificate representing warrants issued in the private placement of Barzel Industries Inc.
4.4(3)	Warrant Agreement, dated March 5, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and Barzel Industries Inc.
4.5(9)	Amendment to Warrant Agreement, dated as of June 21, 2007, between Continental Stock Transfer & Trust Company, as warrant agent, and Barzel Industries Inc.
4.6.1(7)
Indenture, dated as of November 5, 2007, among Barzel Industries Inc., Barzel Finco Inc., and The Bank of New York Mellon f/k/a The Bank of New York, as Trustee, relating to the issuance by Barzel Finco Inc. of 11.5% Senior Secured Notes due 2015

4.6.2(7)	First Supplemental Indenture, dated as of December 3, 2007, to Indenture
4.6.3*	Second Supplemental Indenture, dated as of February 11, 2009, to Indenture
10.1.1(4)
ABL Credit Agreement, dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndication Agents

10.1.2(7)	Amendment No. 1, dated December 14, 2007, to Credit Agreement
10.2(4)
Guarantee and Collateral Agreement (ABL), dated as November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Inc. identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.3(4)
Canadian Guarantee and Collateral Agreement (ABL), dated as of November 15, 2007 , among Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Canada Inc. identified therein, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent

10.4(4)
Lien Subordination and Intercreditor Agreement, dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., other subsidiaries of Barzel Industries Inc. identified therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon f/k/a The Bank of New York, as Collateral Agent.

10.5(4)	Purchase Agreement (Senior Notes), dated November 14, 2007, among Barzel Finco Inc., the guarantors signatory thereto, and J.P. Morgan Securities Inc. on behalf of the Initial Purchaser

10.6(4)
Collateral Agreement (Senior Notes), dated November 15, 2007, Barzel Industries Inc., Barzel Finco Inc., other subsidiaries of Barzel Industries Inc. identified therein, and The Bank of New York Mellon f/k/a The Bank of New York, as Collateral Agent

10.7(4)
Registration Rights Agreement dated as of November 15, 2007, among Barzel Industries Inc., Barzel Finco Inc., the guarantors signatory thereto, and J.P. Morgan Securities Inc. and CIBC World Markets Corp., as the Initial Purchasers

10.8(4)	Intercompany Notes, dated as of November 15, 2007
10.9(4)	Canadian Collateral Agreement (Intercompany Notes), dated as November 15, 2007, between Barzel Industries Inc. and BNY Trust Company of Canada, as Canadian Collateral Agent
10.10(5)	Warrant Subscription Agreement, dated June 21, 2007, by and between Barzel Industries Inc. and Gilbert E. Playford
10.11(5)	Unit Subscription Agreement, dated June 21, 2007, by and between Barzel Industries Inc. and Gilbert E. Playford
10.12(5)	Arrangement Agreement, dated as of June 21, 2007, among Barzel Industries, 632422 N.B. Ltd., and Acquired Company
10.13(5)	Lock-Up Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and D. Bryan Jones and Scott B. Jones
10.14(5)	Non-Competition Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and Scott B. Jones
10.15(5)	Non-Competition Agreement, dated as of June 21, 2007, among Barzel Industries Inc., Acquired Company, 632422 N.B. Ltd., and D. Bryan Jones
10.16(6)	Registration Rights Agreement, dated March 5, 2007, among Barzel Industries Inc. and the signatories thereto
10.17(9)	Amendment, dated as of November 15, 2007, to Registration Rights Agreement, dated March 5, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.1(6)	Stock Escrow Agreement, dated March 12, 2007, between Continental Stock Transfer & Trust Company, as escrow agent, and Barzel Industries Inc.
10.18.2(9)	Amendment, dated as of November 15, 2007, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.3*	Second Amendment, dated as of December 23, 2008, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.18.4*	Third Amendment, dated as of February 26, 2009, to Stock Escrow Agreement, dated March 12, 2007, among Barzel Industries Inc. and the signatories thereto
10.19*	Services Agreement, dated January 1, 2009, between Barzel Industries Inc. and ILUT, Srl.
10.20(1)	Trademark License Agreement, dated September 15, 2006, between Barzel Industries Inc. and Domenico Lepore

10.21(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Corrado De Gasperis
10.22(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Domenico Lepore
10.23(8)	Employment Agreement, dated as of January 1, 2008, between Barzel Industries Inc. and Karen Narwold
10.24.1(10)	Form of Exchange Agreement (Affiliates)
10.24.2(10)	Form of Exchange Agreement (Non-Affiliates)
10.25*	Replenishment Agreement, dated as of November 28, 2008, by and between Barzel Industries Inc. and ArcelorDefasco Mittal Inc.
21.1*	List of Subsidiaries
24.1*	Powers of Attorney (Contained on signature page)
31.1*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(1)	Incorporated by reference to the Registration Statement of Registrant on Form S-1 (Registration No. 333-135353).
(2)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed on December 6, 2007 (SE File No. 001-33342).
(3)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33342).
(4)	Incorporated by reference to the Current Report of Registrant on Form 8-K filed November 20, 2007 (File No. 001-33342).
(5)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33324).
(6)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33324).
(7)	Incorporated by reference to the Annual Report of Registrant on Form 10-K for the fiscal year ended November 24, 2007 (File No. 001-33342).
(8)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended February 23, 2008 (File No. 001-33342).
(9)	Incorporated by reference to the Registration to the Registration Statement on Form S-1 (Registration No. 333-151581).
(10)	Incorporated by reference to the Quarterly Report of Registrant on Form 10-Q for the quarter ended August 30, 2008 (File No. 001-33342).