Form 10-Q
period 2009-02-28
Barzel Industries Inc.
filed 2009-04-20
CIK 1362614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 001-33342

Barzel Industries Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	20-4790836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 Norwood Park South – 2nd Floor, Norwood, MA 02062	(781) 762-0123
(Address of principal executive offices, Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 31, 2009, 26,564,607 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BARZEL INDUSTRIES INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	February 28, 2009	November 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,436	$25,298
Trade accounts receivable, less allowance for doubtful accounts of $2,851 and $2,940 at February 28, 2009 and November 29, 2008, respectively	18,818	53,940
Income taxes receivable	560	1,262
Inventories (Note 7)	30,477	53,171
Prepaid expenses and other assets	5,439	3,832
Assets held for sale (Note 8)	4,430	—
Deferred income taxes	2,376	2,234
Total current assets	89,536	139,737
Investment in a joint venture	2,262	2,288
Property, plant and equipment, net (Note 9)	100,710	124,922
Goodwill	133,385	133,511
Intangibles, net	61,030	63,625
Deferred financing charges	12,264	12,798
Other assets	59	59
Total assets	$399,246	$476,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,429	$20,173
Accounts payable to a joint venture (Note 12)	2,272	1,523
Accrued liabilities	19,724	13,172
Restructuring charges payable (Note 5)	4,682	7,207
Income taxes payable	159	299
Total current liabilities	42,266	42,374
Long-term debt (Note 10)	315,000	348,814
Restructuring charges payable (Note 5)	200	358
Deferred income taxes	26,105	37,070
Other long term liabilities (Note 14)	3,075	3,127
Total liabilities	386,646	431,743
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued	—	—
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 26,564,607 at February 28, 2009 and at November 29, 2008	26	26
Additional paid-in capital	128,311	128,311
Accumulated deficit	(89,324)	(58,546)
Accumulated other comprehensive loss	(26,413)	(24,594)
Total stockholders’ equity	12,600	45,197
Total liabilities and stockholders’ equity	$399,246	$476,940
The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statement s of Operations and Comprehensive Loss
 (In thousands of U.S. dollars, except share data)

	Three Months Ended
	February 28, 2009	February 23, 2008
	(Unaudited)
Net sales	$47,955	$195,629
Cost of sales	46,851	162,984
Gross margin	1,104	32,645
Operating expenses
Plant	16,224	17,661
Delivery	3,441	6,182
Selling	2,201	3,327
Administrative and general	7,846	7,396
Impairment loss (Note 8)	3,280	—
Amortization of intangibles	2,078	1,928
Restructuring (Note 5)	(649)	—
	34,421	36,494
Operating loss	(33,317)	(3,849)

Interest expense	(9,827)	(10,772)
Interest income	212	181
Share in income (loss) of a joint venture	(26)	86
	(9,641)	(10,505)
Loss before benefit for income taxes	(42,958)	(14,354)
Benefit for income taxes (Note 14)	12,180	6,465
Net loss	$(30,778)	$(7,889)

Net loss per share (Note 6)
Basic	$(1.16)	$(0.37)
Diluted	$(1.16)	$(0.37)

Comprehensive loss
Net loss	$(30,778)	$(7,889)
Changes in cumulative translation adjustment	(1,819)	(1,006)
	$(32,597)	$(8,895)

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
( Unaudited)
(In thousands of U.S. dollars, except share data)

	Common stock				Accumulated other	Total
	Number	Amount	Additional paid-in capital	Accumulated deficit	comprehensive loss	stockholders’ equity
Balance at November 29, 2008	26,564,607	$26	$128,311	$(58,546)	$(24,594)	$45,197
Net loss				(30,778)		(30,778)
Changes in cumulative translation adjustment	—	—	—	—	(1,819)	(1,819)
Balance at February 28, 2009	26,564,607	$26	$128,311	$(89,324)	$(26,413)	$12,600

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
( In thousands of U.S. dollars )

	Three Months Ended
	February 28, 2009	February 23, 2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,778)	$(7,889)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	2,570	3,194
Amortization of intangibles	2,078	1,927
Impairment loss	3,280	—
Gain on disposal of property, plant and equipment	(888)	(81)
Amortization of deferred financing charges	534	540
Deferred income taxes	(11,257)	(4,256)
Share in (income) loss of a joint venture	26	(86)
Other non cash charges	178	—
Changes in working capital items
Trade accounts receivable	34,757	(2,948)
Income taxes receivable	703	(110)
Inventories	22,403	(7,286)
Prepaid expenses and other assets	(1,653)	(5,474)
Accounts payable	(3,535)	16,269
Accrued liabilities	4,194	19,925
Income taxes payable	(140)	—
Net cash provided by operating activities	22,472	13,725

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	19,267	129
Additions to property, plant and equipment	(5,313)	(1,754)
Net cash provided by (used for) investing activities	13,954	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Refund of deposit	—	200
Repayment of revolving credit facility	(33,844)	(13,293)
Net cash used for financing activities	(33,844)	(13,093)

Effect of exchange rate changes on cash and cash equivalents	(444)	(95)
Net increase in (decrease) cash and cash equivalents	2,138	(1,088)
Cash and cash equivalents, beginning of period	25,298	19,638
Cash and cash equivalents, end of period	$27,436	$18,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$692	$717
Income taxes paid (refunds)	$(1,459)	$1,120

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

1 – DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, Barzel Industries Inc. (“Barzel” or the “Company”) operates a network of 16 metal processing, manufacturing, and distribution facilities throughout the Canadian provinces of Ontario and Quebec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  The Company operates these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of its plant capabilities, the Company services its customers with speed, quality and reliability.

The Company is a well-diversified, multi-process provider of value-added services and offers a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to finished commercial racking products.

On February 13, 2009, the Company changed its name to Barzel Industries Inc. (“Barzel”) from Novamerican Steel Inc.  Effective February 17, 2009, the Company’s common stock and warrants commenced trading on NASDAQ under the symbols “TPUT” and “TPUTW,” respectively.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  Management believes the use of the going concern assumption is appropriate.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

Due to the Company’s recent losses, its deficit, its substantial leverage and liquidity constraints, and the current recession and its impact on the Company’s revenues, the recoverability of its recorded assets and the satisfaction of its liabilities depends on the success of its business plan, the continued support of shareholders, lenders, suppliers and customers and its ability to restructure debt service obligations and obtain access to additional liquidity, to refinance its debt and/or to raise additional capital.  In light of the severity and the rapid onset of the recession, there is a risk that the Company’s cash from operations and from available credit facilities will not be sufficient to enable the Company to make the full interest payment of $18.1 million due on the Senior Secured Notes on May 15, 2009.  Failure to make such payment in full would constitute a default that would entitle the holders thereof to accelerate the maturity of the Senior Secured Notes and foreclose on the collateral, which includes substantially all of our assets.  Management is in discussions with the holders of the Senior Secured Notes to restructure the payment obligations under the Senior Secured Notes and regarding other capital structure alternatives to mitigate such risk.

The Company has initiated additional actions to further reduce its operating expenses to address the liquidity position, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  The Company believes these actions will generate an additional $15 million of cash savings, primarily from a reduction in annual operating expenses in 2009 as compared to 2008.  The substantial majority of these savings will begin in May 2009.  These savings are in addition to actions taken in 2008 and in the first fiscal quarter of 2009, for an aggregate annualized reduction of operating expenses in 2009 of approximately $40 million as compared to 2008.

There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful.  Accordingly, without this assurance, these material uncertainties are such that there exists substantial doubt that the Company would be able to continue as a going concern.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by GAAP for annual financial statements. The policies are consistent with those outlined in the Company’s audited consolidated financial statements for

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fiscal year ended November 29, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 29, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain amounts in the comparative 2008 financial statements have been reclassified to conform to the 2009 financial statement classification, including the reclassification of certain allocated overhead expenses totaling $4.9 million to include them as part of plant expense rather than a component of cost of sales.

Fiscal period

The Company’s current and future interim quarterly financial statements are reported on a fiscal quarter basis with each three month period ending on the last Saturday of February, May and August, respectively.

Basis of consolidation

The consolidated financial statements for the three months ended February 28, 2009, include the financial results of Barzel and its wholly-owned subsidiaries Barzel Holdings Inc. ("Barzel Holdings"), Barzel Finco Inc. ("Barzel Finco"), Barzel Industries Canada Inc. (including the former Novamerican Steel Inc. (“Barzel Canada”)), and Barzel Industries U.S. Inc. (“Barzel U.S.”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Translation of foreign currencies

The consolidated financial statements of the Company and its subsidiaries are prepared using their respective functional currencies, which are the U.S. dollar for U.S. operations and the Canadian dollar for Canadian operations.  As a result, in the Company's consolidated financial statements, the financial statements of the Canadian operations are translated into U.S. dollars using the current rate method.

Under this method, assets and liabilities are translated using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rates in effect during the period.  Gains and losses arising from translation are included in accumulated other comprehensive loss.

Transactions conducted in foreign currencies by the Company are translated into their respective functional currency as follows: monetary assets and liabilities are translated at the exchange rate in effect at quarter end and revenues and expenses are translated at the average exchange rate for the month in which they occur. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and comprehensive loss.  Losses amounted to $746,200 in the three months ended February 28, 2009.  Gains amounted to $269,200 in the three months ended February 23, 2008.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based on currently available information. Management believes the most sensitive estimates include the allowance for doubtful accounts, the recoverability of inventory, property, plant and equipment, goodwill and other intangibles, and the provision for income taxes. Actual results could differ from these estimates.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Effective November 25, 2007, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB in April 2007. This statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. Additionally, the statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. Currently, the Company has chosen not to elect to treat any of its financial assets or liabilities under the fair value option.  Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB staff position (FSP) SFAS No. 157-2.  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis until the year beginning November 30, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The adoption of FSP SFAS No. 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows. As of November 29, 2008, the Company did not carry any of its assets or liabilities at fair value on a recurring basis and did not recognize any unrealized amounts in earnings related to changes in fair value for the year ended November 29, 2008.  The Company’s fair value measurement disclosure requirements are currently limited to annual fair value disclosure of its financial instruments.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities.  This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for the Company’s year beginning November 30, 2008.  The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has historically not used these instruments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective November 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s fiscal year beginning November 28, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after November 28, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling minority interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s year beginning November 28, 2009.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141 (Revised 2007), "Business  Combinations," and other U.S. generally accepted accounting principles  (GAAP).  This FSP is effective for the Company’s year beginning November 28, 2009.  Early adoption is prohibited.  The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material effect on its results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for the Company’s year beginning November 28, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of EITF No. 08-6 on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF No. 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for the Company’s year beginning November 28, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of EITF No. 08-7 on the consolidated financial statements.

4 – DISPOSITION OF LONG-LIVED ASSETS

On February 13, 2009, as part of a previously implemented restructuring program (Note 5), the Company completed the sale of substantially all of the machinery and equipment, furniture and fixtures and computer equipment located at its Cumberland, Rhode Island and Albany, New York distribution facilities, including the real property in Cumberland. The total consideration for the assets sold was $1,879,397, net of closing adjustments.  The Company recognized a net gain of approximately $42,000 related to the sale of the assets, which is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.  As part of the agreement, the Albany facility was not sold, but will be leased for a period of two years at a rental amount of $100,000 per annum paid monthly commencing at the date of the sale. In the event the Company receives an offer to sell the facility during the lease term, the lessee has the right of first refusal. Additionally, the lessee has the option to purchase the facility at any time during the lease term for $1,000,000.  The lease is classified as an operating lease.

On February 27, 2009, as part of a previously implemented restructuring program (Note 5), the Company completed the sale and purchase of certain assets in Canada.  As part of the transaction, Barzel sold the machinery and equipment at its processing facilities in Dorval, Quebec and Lasalle, Quebec.  As the Dorval and Lasalle facilities were also leased properties, the transaction included the termination of these leases as well as the lease on property in Cambridge, Ontario, which the Company had leased and which the Company exited in April 2008.  The total consideration for the assets sold was $17,100,000, net of closing adjustments.  Pursuant to the agreement, the Company acquired the real property in Baie D’Urfe, Quebec, on which its existing tubular products facility is situated, for $1,600,000.  Previously, the Company had leased the Baie D’urfe real property and building. The Company also entered into a two-year option to purchase the land adjacent to the Company’s Stoney Creek facility.  Should the option be exercised, the land would be purchased for a purchase price of $3,500,000. The Company recognized a net gain of approximately $846,000 on these transactions, which is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

5 – RESTRUCTURING

2009 Actions

During the three months ended February 28, 2009, the Company advanced its plan for implementing the Decalogue™ operating methodology at the Company, transforming it to operate as one integrated system.  As a result of the realignment and simplification of the Company’s operating network, the Company initiated a reduction in its U.S. and Canadian workforces and the disposition of certain redundant and surplus assets (Note 4).  The divested Canadian processing assets were redundant with the Company’s processing capabilities in Stoney Creek, Ontario, Auburn, Massachusetts and Morrisville, Pennsylvania.   The divested U.S. distribution facility assets were redundant with the Company’s distribution facilities in Auburn, Massachusetts and Syracuse, New York. The Company continues to provide its customers with structural tubing, roll formed steel sections, a wide range of manufactured sub-assemblies and accessories, as well as processing services that include pickling, slitting, cut-to-length and precision blanking in steel and other metals.

The costs incurred under this action include the following:

•	Employee termination costs
•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

The Company entered into an agreement to sell substantially all of the assets at its Cumberland, Rhode Island and Albany, New York facilities.  See Note 4 – Disposition of Long-Lived Assets.  The transaction was completed on February 13, 2009.  The Cumberland and Albany facilities are distribution facilities.  The facilities employed approximately 33 employees.  Under the agreement, the purchaser agreed to offer employment to the employees at the Cumberland and Albany facilities.  The purchaser also acquired prepaid expenses related to the facilities, including taxes and health and life insurance coverage of those employees.  These prepaid expenses were included in the calculation of the gain on the sale of assets. As a result of the transaction, the Company recorded an approximate $42,000 net gain on the sale of assets.  The gain is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.

The Company also closed the Norwood, Massachusetts and Hartford, Connecticut distribution facilities.  In connection with the closure of these facilities, the Company recorded $189,000 of employee severance and benefit costs. The charge is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.

The Company also completed the sale of certain assets at its Canadian processing facilities in Dorval, Quebec and Lasalle, Quebec, terminated the building leases for these facilities, and purchased real property in Baie D’Urfe, Quebec.  See Note 4 – Disposition of Long-Lived Assets.  The transaction was completed on February 27, 2009.  The Quebec facilities employed approximately 66 employees. The Company recorded a gain on the sale of assets of approximately $846,000.  Additionally, as part of the transaction, the lease for the Cambridge, Ontario property was also terminated, resulting in a reversal of $105,000 of lease termination obligations previously charged to restructuring costs.  The reversal of the charge is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the components of the restructuring charge for the three months ended February 28, 2009:

Severance, payroll and other related costs (1)	$205
Lease termination obligations and related costs (2)	(105)
Other exit costs (3)	(749)
Total restructuring	$(649)

(1)	Represents severance for 146 employees; 2 employees related to Canadian plants and 144 related to U.S. plants and corporate overhead personnel.
(2)	Represents the reversal of lease termination obligations for the Cambridge facility lease previously charged to restructuring costs.
(3)
Consists primarily of gain associated with the sale of real property, machinery and equipment, furniture and fixtures, and computer equipment, at the Company’s Cumberland, Rhode Island and Albany, New York facilities and its Canadian processing facilities in Dorval, Quebec and Lasalle, Quebec and other exit costs.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

5 – RESTRUCTURING (Continued)

2008 Actions

In April 2008, the Company announced a limited restructuring program associated with the closure of the Cambridge, Ontario facility and the implementation of organizational changes, particularly in the replenishment, processing, distribution and sales processes. The program resulted in the termination of certain employees, the relocation or reassignment of other employees and other exit costs associated with the closure of the Cambridge facility.

The following table summarizes the liability related to the 2008 and 2009 restructuring program:

	Balance at November 29, 2008	Charges	Payments	Other	Balance at February 28, 2009
Severance, payroll and other related costs	$8,138	$205	$(2,544)	$—	$5,799
Lease termination obligations and related costs	245	(105)	(140)	—	—
Other facility exit costs	22	—	—	—	22
Foreign exchange	(840)	—	—	(99)	(939)
Total	$7,565	$100	$(2,684)	$(99)	$4,882

6 – LOSS PER SHARE

Due to the net losses incurred for the three months ended February 28, 2009 and February 23, 2008, the calculation of diluted weighted average shares outstanding for the three months ended February 28, 2009 and February 23, 2008 exclude potential common shares related to 6,352,847 and 25,579,069 dilutive warrants, respectively.

The following table provides the reconciliation between basic and diluted income loss per share:

	Three months ended
	February 28, 2009	February 23, 2008
Net loss	$(30,778)	$(7,889))

Weighted average number of common stock outstanding	26,564,607	21,452,304
Effect of dilutive warrants	-	-
Weighted average number of diluted common stock outstanding	26,564,607	21,452,304

Net loss per share
Basic	$(1.16)	$(0.37)
Diluted	$(1.16)	$(0.37)

7 – INVENTORIES

Inventories consist of the following:

	February 28, 2009	November 29, 2008
Raw materials	$7,204	$32,450
Finished goods	23,273	20,721
	$30,477	$53,171

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

7 – INVENTORIES (Continued)

As part of the sale of the assets of the Cumberland, Rhode Island and Albany, New York facilities, the Company sold inventory of steel, steel products and other goods (including raw materials, finished goods and work in progress).  See Note 4 – Disposition of Long-Lived Assets.  Total consideration for inventory sold was approximately $1,084,000 and the Company recorded approximately $1,912,000 as part of cost of goods sold which generated a loss on sale of inventory of approximately $828,000.

8 – ASSETS HELD FOR SALE

In February 2009, the Company made the decision to sell the real property and buildings located in Norwood, Massachusetts and Hartford, Connecticut, formerly associated with its distribution business, within the next 12 months for an amount expected to be less than their current carrying amount.  As a result, the Company recorded a pre-tax impairment loss of approximately $2,527,000 to write down the Norwood and Hartford facilities to their estimated realizable value of $3,430,000 and reclassified the associated real property and buildings to “Assets held for sale” on the Company’s Consolidated Balance Sheets as of February 28, 2009.  The impairment loss is included in the line item “Impairment loss” in the Consolidated Statements of Operations and Comprehensive Loss.  The Company ceased depreciating the real property and buildings located in Norwood, Massachusetts and Hartford, Connecticut at the time they were classified as held for sale.

As discussed in Note 4, the real property and building associated with the former Albany, New York facility was not sold but will be leased for a period of two years at a rental amount of $100,000 per annum paid monthly commencing at the date of the sale.  Additionally, the lessee was granted the option to purchase the facility at any time during the lease term for $1,000,000.

Since the Albany facility is for sale, the Company recorded a pre-tax impairment loss of approximately $753,000 to write down the Albany facility to its estimated realizable value of $1,000,000 and reclassified the associated real property and building to “Assets held for sale” in the Company’s Consolidated Balance Sheets as of February 28, 2009.  The impairment loss is included in the line item “Impairment loss” in the Consolidated Statements of Operations and Comprehensive Loss.  The Company ceased depreciating the real property and building associated with the Albany facility at the time it was classified as held for sale.

9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	February 28, 2009	November 29, 2008
Land	$7,980	$10,722
Buildings and building improvements	36,687	43,659
Machinery and equipment – light gauge	12,651	12,970
Machinery and equipment – heavy gauge	44,265	56,416
Furniture and fixtures	381	1,188
Computer equipment	886	465
Leasehold improvements	239	1,055
Assets under construction	11,792	9,685
	114,881	136,160
Accumulated depreciation	14,171	11,238
	$100,710	$124,922

Depreciation expense related to property, plant and equipment was $2,570,000 and $3,194,000 for the three months ended February 28, 2009 and February 23, 2008, respectively.  Gains on disposal of property, plant and equipment were $888,000 and $81,000 for the three months ended February 28, 2009 and February 23, 2008, respectively.

In the three months ended February 28, 2009, the Company recorded a pre-tax impairment loss of $3,280,000 to write down the Company’s real property and buildings associated with the Norwood, Hartford and Albany facilities to their estimated realizable value and reclassified these assets to “Assets held for sale” in the Company’s Consolidated Balance Sheets as of February 28, 2009. See Note 8 – Assets Held for Sale.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

10 – LONG-TERM DEBT

Long-term debt obligations consist of the following:

	Maturity	February 28, 2009	November 29, 2008
11.5% Senior Secured Notes	2015	$315,000	$315,000
ABL Credit Facility	2012	-	33,814
		$315,000	$348,814

The weighted-average interest rate on funds borrowed under the Company’s ABL credit facility (the “ABL Credit Facility”) was 4.45% for the three months ended February 28, 2009 and 6.70% for the three months ended February 23, 2008.

As of February 28, 2009, the aggregate eligible assets in the Company’s borrowing base totaled $31,569,000 (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that is subject to a $15,000,000 availability block, of which $883,000 was utilized for letter of credit obligations and no loans were outstanding under the ABL Credit Facility.

As of November 29, 2008, the aggregate eligible assets in the Company’s borrowing base totaled $66,400,000 (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that is subject to a $15,000,000 availability block, of which $883,000 was utilized for letter of credit obligations and $33,814,000 was outstanding under the ABL Credit Facility. If the excess availability (this is, the amount of eligible assets included in the borrowing base minus the amounts outstanding under the ABL Credit Facility) is less than $20.0 million, the Company is required to maintain a ratio of consolidated EBITDA to consolidated fixed charges in excess of 1.0 to 1.0.

11 – COMMON STOCK AND WARRANTS

On February 28, 2009 and November 29, 2008, the Company had 26,564,607 shares of common stock outstanding and 6,352,847 warrants outstanding. At February 28, 2009, the Company had reserved 6,352,847 shares of common stock for issuance upon exercise of warrants.

Exchange of Warrants

Between August 1, 2008 and November 29, 2008, pursuant to Exchange Agreements between the Company and various holders of an aggregate of 19,226,222 warrants to purchase common stock, the Company issued an aggregate of 5,112,303 shares of common stock to such holders in exchange for such warrants, which were cancelled upon such surrender. The warrants are exercisable at $5.50 and expire on March 7, 2011. The exchanges were privately negotiated, and the aggregate shares issued included an aggregate of 2,305,145 shares issued to certain officers and directors of the Company (at an exchange ratio based upon the consolidated closing bid prices for the common stock and warrants on various dates in accordance with NASDAQ regulations) and an aggregate of 2,807,158 shares issued to certain non-affiliates of the Company.  The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were effected with existing security holders and no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

The Company and certain stockholders have agreed to hold in escrow an aggregate of 842,415 shares of common stock issued in such exchanges (the “Escrow Shares”). The Escrow Shares will remain in escrow until the Company’s 2009 Annual Meeting of Stockholders, at which time the issuance of the Escrow Shares will be submitted for stockholder approval.  If such approval is obtained, the Escrow Shares will be released to the appropriate stockholders.

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

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

12 – RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties:

	Three months ended
	February 28, 2009	February 23, 2008
Processing revenue from a joint venture	$20	$33
Processing charges paid to a joint venture	$392	$835
Consulting fees paid to an entity owned by an officer and director	$481	$294

The Company had trade accounts payable and accrued liabilities of $2,272,000 and $1,866,000 for processing charges due to a joint venture (Delta Tube Inc.) at February 28, 2009 and February 23, 2008, respectively.

13 – INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with ArcelorMittal Tubular Products Montreal Inc., that processes carbon steel into tubing. The joint venture, Delta Tube and Company, Ltd. ("Delta Tube"), is located in LaSalle, Québec, Canada.

Condensed financial information of the joint venture is summarized below:

	Three Months Ended
	February 28, 2009	February 23, 2008
Operations
Net sales	$684	$1,045
Operating income (loss)	$(74)	$142

14 – INCOME TAXES

For the three months ended February 28, 2009, the Company incurred a pretax loss of $42,958,000 and recorded a tax benefit of $16,936,000, partially offset by a valuation reserve of $4,756,000. For the three months ended February 23, 2008, the Company incurred a pretax loss of $14,354,000 and recorded a tax benefit of $6,465,000. The effective income tax rates were 28.4% and 45.0% for the three months ended February 28, 2009 and February 23, 2008, respectively.

The change in the total valuation allowance for the first fiscal quarter of 2009 was an increase of $4,756,000.  During the first fiscal quarter of 2009, the Company determined that the timing of when it will generate sufficient Canadian taxable income to realize its Canadian deferred tax assets (primarily from net operating loss carryforwards) became less certain, because the likelihood of generating sufficient future taxable income of the right nature and timing to effectively utilize these assets was considered insufficient for meeting the required “more likely than not” standard.  Accordingly, during the first fiscal quarter of 2009, the Company recorded a full valuation allowance of $4,756,000 against the net deferred tax assets in Canada.  Until the Company determines that it is more likely than not that it will generate sufficient Canadian taxable income to realize its deferred income tax assets, income tax benefits in each current period will be fully reserved.

Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of its annual earnings and the taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

Income taxes for the three months ended February 23, 2008 were higher than the estimated rate because the first three months included a $1,300,000 deferred tax benefit due to a statutory rate reduction in Canada, which is not reflected in the estimated annual rate. The effective income tax rate increased due to a greater percentage of domestic losses expected, which are taxed at a higher rate.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

14 – INCOME TAXES (Continued)

Management is required to estimate the annual effective tax rate based upon its estimate of annual pre-tax income or loss for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2009 could be materially different from the estimated rate for the three months ended February 28, 2009.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax benefit in the Consolidated Statements of Operations and in Other long-term liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations (interest net of related income tax benefits) was $40,000 and $22,000 for the three months ended February 28, 2009 and February 23, 2008, respectively. The corresponding liabilities in the Consolidated Balance Sheets were $3,075,000 and $3,127,000 at February 28, 2009 and November 29, 2008, respectively, which are included within Other long-term liabilities in the Consolidated Balance Sheets.

During the year ended November 29, 2008, the Company’s Canadian subsidiary was notified of a Canada Revenue Agency audit for the periods 2003-2007.  Fieldwork was conducted during the year.  A reassessment proposal, primarily related to intercompany transactions, was received in December 2008.  The Company’s Canadian subsidiary requested and received an extension of time until April 14, 2009 to file a letter of representation disputing the reassessment proposal and intends to vigorously support positions taken on previously filed tax returns. Subsequently, during the three months ended February 28, 2009, the Canada Revenue Agency agreed to meet with certain former employees who have knowledge of the years under audit and to provide the Company’s Canadian subsidiary sufficient time to review the proposal based on the new information introduced to the audit. The new extended time will be determined during the second fiscal quarter of 2009. In the event that Revenue Canada prevails in its reassessment proposal, or any part thereof, the Company’s Canadian subsidiary would seek competent authority relief from the United States in order to avoid double taxation.  This is a lengthy process and it is common for the competent authorities to take years to reach an agreement between jurisdictions.

During the three months ended February 28, 2009, the Company did not increase its reserve for unrecognized tax benefits as it believes that the increase in potential Canadian liability would be offset by a reduction in US liability due to the fact that the US rate was higher than the Canadian rate during the years under audit.

15 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has various operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment.  As part of the sale of substantially all of the assets of the Cumberland and Albany facilities, the Company terminated various personal property and equipment (including trucks) leases located at the Cumberland and Albany facilities.  In addition, as part of the sale and purchase of certain assets in Canada, the Company terminated various leases outlined below as well as the lease on property in Cambridge, Ontario, which the Company exited in April 2008.

•	Lease with respect to certain leased office space and industrial space in Lasalle, Quebec.

•	Lease with respect to certain leased space in Dorval, Quebec.

•	Lease with respect to certain leased space in Baie D’Urfe, Quebec.

•	Lease with respect to certain leased space in Cambridge, Ontario.

As a result of the terminations of the various real property, operating and equipment (including trucks) leases, the Company’s operating lease obligations are scheduled to be paid as follows: $3.0 million in the remainder of 2009; $2.4 million in 2010; $2.1 million in 2011; $1.0 million in 2012; $0.3 million in 2013; and $0.8 million, thereafter.

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

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars; tabular amounts in thousands of U.S. dollars , except share and per share data )
(Unaudited)

15 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes to our unaudited consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended February 28, 2009 (“first fiscal quarter of 2009)” and February 23, 2008 (“first fiscal quarter of 2008”), have been derived from our unaudited consolidated financial statements.  The terms “Barzel,” the “Company,” “we,” “us,” and “our” refer to Barzel and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  All statements, other than statements of historical facts, included in this report, are forward-looking statements.  In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise.  Forward-looking statements include statements about matters such as: future prices and sales of, and demand for our products and our customers’ products; future changes in production capacity in our operations and our customers’ operations; future costs of materials and production and future overhead costs; productivity, business process and operational initiatives, and their impact on us; industry market conditions and anticipated changes in our position in markets we serve; future employment and contributions of personnel; employee relations and collective bargaining agreements; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential offerings, sales and other actions regarding debt or equity securities of us or our subsidiaries; potential debt restructuring activities and the need therefor and impact thereof; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and in our Annual Report on Form 10-K for the fiscal year ended November 29, 2008 and the following:

•	the current global economic downturn;

•	the current weakness in the automotive, transportation, manufacturing and construction industries in the United States and Canada;

•	our substantial indebtedness and the impact such indebtedness may have on the way we operate our business;

•
the possibility that the recession, our operating performance and operating prospects and capital market conditions will limit our ability to timely meet our debt service obligations, comply with debt covenants, obtain necessary financing or refinancing or to restructure indebtedness or our debt service obligations on acceptable terms or at all;

•	our ability to continue to comply with government regulations;

•	adoption of or changes in legislation or regulations adversely affecting our businesses;

•	changes in the United States or other monetary or fiscal policies or regulations in response to the recent capital markets and economic crises;

•	changes in the financial stability of our major customers or in demand for our products and services;

•	interruptions in our production capabilities due to unexpected equipment failures;

•	fluctuation of prices for steel and other raw materials or a shortage of supply;

•	changes in generally accepted accounting principles;

•	geopolitical events;

•	competition in the industry;

•	industry consolidation;

•	our ability to implement our business strategies;

•	currency risks;

•	our ability to meet our objective of growing revenues organically;

•	our ability to attract and retain key sales, marketing and operations management professionals;

•	interruptions in supply of critical raw materials due to credit or other limitations imposed by suppliers;

•	assertion of claims, lawsuits and proceedings against us;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	failure to timely file periodic reports with the SEC or to continue listing of our securities on Nasdaq;

•	geographic concentration of our business;

•	work stoppages or our inability to renegotiate labor contracts when they expire; and

•	outsourcing by our customers to overseas facilities.

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

Business Overview

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, we operate a network of 16 metal processing, manufacturing and distribution facilities throughout the Canadian provinces of Ontario and Québec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  We operate these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of our plant capabilities, we service our customers with speed, quality and reliability.

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

Business Strategy and Outlook

Our company operates as one system, governed by The Decalogue™ operating methodology.  Our operating methodology was developed by our President, Dr. Domenico Lepore, and a member of our Board of Directors, Oded Cohen.  The Decalogue methodology brings together the ideas of Dr. W. Edwards Deming's Theory of Profound Knowledge and Dr. Eli Goldratt's Theory of Constraints, and facilitates their application through a set of logical thinking tools and statistical methods. Through these methods, we thoroughly map our processes and identify, measure and address the constraint in our system, which is defined as the part of our system that most hinders the generation of throughput.

Throughput is the speed at which a system can generate cash through sales.  In our case, it is the speed at which we can move metal through the system, starting from our suppliers’ ability to provide us with the raw materials, to the delivery of the final product to our customer and our receipt of payment for the work done.

As the generation of throughput takes into account supplier capabilities and customer feedback, it is critical that a holistic approach be used to understand our business.  To do that, we use a systemic organizational design to replace traditional hierarchal organizational model.  What the Decalogue methodology acknowledges, that other management systems do not, is the systemic nature of an organization, meaning that the effectiveness of the manufacturing processes in the system can be profoundly impacted by other processes, like human resources or marketing.  Thus, the same tools that are used to monitor and manage variations in manufacturing are also used to monitor and manage variations in other processes within our system.  The aim is to have a totally synchronized system that is moving, in its entirety, towards the same goal.

We have significantly progressed our project plans for implementing the Decalogue operating methodology at the Company.  This transformation allows us to simplify, realign and operate our network as one system, and has enabled (a) the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) a permanent cash inventory reduction of $110.8 million primarily from this faster replenishment and operating cycle, and (c) the implementation of organizational changes, especially in our replenishment, processing, distribution and sales processes, and the sale of redundant, surplus assets, which we believe will result in a reduction of operating expenses of over $10.0 million in 2009 as compared to 2008.

Through February of 2009, we have effected further rationalizations of certain of our U.S. distribution facilities and processing centers in Quebec, including the sale of non-strategic assets that will result in additional annualized savings of $15.0 million in 2009 as compared to 2008.  These organizational changes, when added to the changes effected in 2008, have resulted in the reduction of approximately 536 employees, primarily in the areas of administration and general management, purchasing, inside sales, accounting and plant operating personnel since January 1, 2008.  These reductions have been offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  To date, we have hired professionals in the areas of marketing, sales, quality, technical services, new product development, logistics, safety, process engineering and synchronized manufacturing, among others.

In addition, we have initiated additional actions to further reduce our operating expenses, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  The Company believes these actions will generate an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses, the substantial majority of which will begin in May 2009.

Our revenue has been severely impacted by the economic recession, including lower North American demand from service centers, lower average selling prices and the impact of changes in the exchange rate of the Canadian dollar.  Our sales have also been negatively impacted by certain of our transformation actions, including our exit of inventory-based automotive sales, our exit of other non-replenishable material customers (in particular, sheet product customers of our distribution business), and the loss of certain customers as a result of the rationalization of certain of our US distribution facilities and processing centers in Quebec.

We intend to maintain and grow our revenue by identifying and pursuing additional market segments in which we can sell our production capacity. We have identified numerous end markets and we intend to incrementally exploit these market segments to fully utilize our existing capacity. For example, we intend to expand our sales end markets to transportation, non-residential construction, energy, aerospace and defense, railroad manufacturing and mining machinery. We have also identified additional opportunities in certain export market segments.

The severity of the recession and its impact on us has been exacerbated by the dramatic actions taken by our customers to reduce their costs by, among other things, reducing purchases and working off inventories built up during the prior period of economic growth. As a result, in February 2009, U.S. and Canadian steel service center hot-rolled inventories were 44.0% lower in terms of tons on hand compared with February 2008; yet, inventories rose in the first fiscal quarter of 2009 in terms of months on hand, because of continued weakened demand.  U.S. and Canadian steel service center hot-rolled inventories were approximately 3.1 months on hand at the end of February 2009. With the market still oversupplied, the North American steel mills are operating at less than 50.0% of their available capacity.  We believe that overall demand will continue to remain weak at least through the second fiscal quarter of 2009.

The combination of a dramatic decrease in demand in both the U.S. and Canada and relatively higher service center inventory levels has resulted in unprecedented declines in pricing over the prior seven months.  Flat rolled carbon steel sheet prices fell from over $1,100 per ton in August 2008 to below $450 per ton in early April 2009 as a result of lower customer demand. While mill costs remain high, easing scrap and freight costs further facilitated these decreases. We believe that weak demand and persistently low operating levels throughout the supply chain, with the mills in particular, will result in sustained lower prices for the foreseeable future. The outlook for the U.S. dollar, freight rates and other world steel sheet markets indicate that import pressures are likely to increase, providing for potentially lower prices in the near term.

While there are multiple factors that affect our results, the first fiscal quarter of 2009 was most affected by the dramatic decrease in steel demand and an unprecedented reduction in the overall price of steel, which was exaggerated by a decrease in consumer confidence resulting from the global financial crisis and the impacted recessionary environment.  Demand throughout most sectors of the economy decreased significantly in the first fiscal quarter of 2009. Construction, heavy manufacturing, and automotive were hit particularly hard. As a result of the large decrease in demand, market prices for our products experienced continued decline through March 2009. This change in the market compressed margins in the first fiscal quarter of 2009.  This resulted in the challenge of selling higher priced inventory into a declining price market, while demand was also shrinking significantly.

In recent quarters, the market price of steel has been the most significant factor impacting selling prices and has materially impacted earnings. In a rising price environment, our results are generally favorably impacted as lower-priced material, purchased in previous periods, flows through cost of goods sold, while our selling prices increase at a faster pace to cover current replacement costs. On the other hand, when steel prices fall, we typically have higher-priced material flowing through cost of goods sold while selling prices compress to what the market will bear, negatively impacting our results.  On a prospective basis, our shorter lead times and faster inventory turnover will significantly mitigate this effect.

We expect our volumes in the second fiscal quarter of 2009 to be higher than the first fiscal quarter of 2009, as a result of our sales efforts, particularly in our distribution and structural tubing businesses. Overall, our second fiscal quarter of 2009 is expected to result in flat revenue, lower cost of sales, and lower operating expenses when compared to our first fiscal quarter of 2009. Revenue will be flat despite an increase in volume as a result of continued declining prices for steel and for our products. Operating expenses will be lower because of actions taken in February 2009, resulting in an annual reduction of approximately $15.0 million.  The additional actions discussed above to reduce operating expenses further will begin contributing the substantial majority of an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses, in May 2009.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented:

	Three Months Ended February 28, 2009		Three Months Ended February 23, 2008
	Amount	Percentage	Amount	Percentage
Tons - Direct sales	55,387	52.8	202,600	54.4
Tons - Toll processing	49,515	47.2	169,600	45.6
Total Tons	104,902	100.0	372,200	100.0

Results of Operations

The following table and discussion sets forth, for the periods presented, our consolidated results of operations expressed in dollar terms and as a percentage of net sales. Such information has been derived from our unaudited consolidated statements of operations and comprehensive loss.

	Three Months Ended February 28, 2009		Three Months Ended February 23, 2008
	Amount (U.S. dollars in thousands)	Percentage	Amount (U.S. dollars in thousands)	Percentage
Net sales	$47,955	100.0	$195,629	100.0
Cost of sales	46,851	97.7	162,984	83.3
Gross margin	1,104	2.3	32,645	16.7
Operating expenses
Plant	16,224	33.8	17,661	9.0

Delivery	3,441	7.2	6,182	3.2
Selling	2,201	4.6	3,327	1.7
Administrative and general	7,846	16.4	7,396	3.7
Impairment loss	3,280	6.8	—	—
Amortization of intangibles	2,078	4.3	1,928	1.0
Restructuring	(649)	(1.3)	—	—
	34,421	71.8	36,494	18.6
Operating loss	(33,317)	(69.5)	(3,849)	(1.9)
Interest expense	(9,827)	(20.4)	(10,772)	(5.4)
Interest income	212	0.3	181	0.0
Share in income (loss) of joint venture	(26)	0.0	86	0.0
	(9,641)	(20.1)	(10,505)	(5.4)
Loss before benefit for income taxes	(42,958)	(89.6)	(14,354)	(7.3)
Benefit for income taxes	12,180	25.5	6,465	3.3
Net loss	$(30,778)	(64.1)	$(7,889)	(4.0)

Three Months Ended February 28, 2009 as compared to Three Months Ended February 23, 2008

The consolidated financial statements for the first fiscal quarter of 2009 include the financial results of Barzel, its wholly-owned subsidiaries Barzel Holdings Inc., Barzel Finco Inc., Barzel Industries Canada Inc., and Barzel Industries U.S. Inc.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net Sales

Net sales for the first fiscal quarter of 2009 decreased by $147.6 million, or 75.4%, to $48.0 million from $195.6 million for the first fiscal quarter of 2008.  Net sales include direct sales and toll processing revenues. For the first fiscal quarter of 2009, direct sales and toll processing revenues were approximately $46.2 million and $1.8 million, respectively.  For the first fiscal quarter of 2008, direct sales and toll processing revenues were approximately $192.6 million and $3.0 million, respectively.  The impact of changes in the exchange rate of the Canadian dollar on sales was a decrease of $21.9 million. Excluding the impact of changes in exchange rates, net sales for the first fiscal quarter of 2009 would have decreased by $125.7 million, as compared to the first fiscal quarter of 2008.

Decreased direct sales and toll processing revenues were primarily due to a dramatic decline in the price and volume of our products in the first fiscal quarter of 2009, driven by weaker global economic conditions, particularly in the industrial manufacturing, construction, transportation and energy industries, resulting in continued weakened demand for steel.  Our sales were also negatively impacted by our exit of certain market segments where the end user product and/or terms of sale were not consistent with our replenishment model.  In addition, to minimize our credit risks, we reduced our sales of steel in the U.S. and Canada to certain customers and market segments (except for cash on delivery), particularly to customers in the automotive segment.

    Total tons directly sold and toll processed for the first fiscal quarter of 2009 decreased by 267,298 tons, or 71.8%, to 104,902 tons from 372,200 tons for the first fiscal quarter of 2008. Direct sale tons decreased by 147,213 tons, or 72.6%, to 55,387 tons in the first fiscal year of 2009 from 202,600 tons in the first fiscal quarter of 2008.  The decrease in direct sale tons resulted from continued softening demand from our distribution and structural tubing customers, stemming from the sustained decline in steel demand, particularly in the transportation and construction industries.  Our automotive business is down substantially in the first fiscal quarter of 2009, based both on the industry’s pervasive weakness and our decision to exit most of the inventory-based automotive segment. Toll processed tons decreased by 120,085 tons, or 70.8%, to 49,515 tons in the first fiscal quarter of 2009 from 169,600 in the first fiscal quarter of 2008. The decrease in toll processed tons was primarily driven by decreased automotive volumes, including weaker processing for steel mills and processing centers in Canada, primarily resulting from weaker Canadian automotive and manufacturing sectors.

Cost of Sales

Cost of sales includes direct and indirect costs associated with our manufactured and distributed products.  Direct costs include material, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of our distribution network.

Cost of sales for the first fiscal quarter of 2009 decreased by $116.1 million, or 71.2%, to $46.9 million from $163.0 million for the first fiscal quarter of 2008. As a percentage of net sales, cost of sales increased to 97.7% in the first fiscal quarter of 2009 from 83.3% in the first fiscal quarter of 2008.  The impact of changes in the exchange rate of the Canadian dollar on cost of sales was a decrease of $18.0 million. The cost of sales for the first fiscal quarter of 2008 included the remaining $6.7 million of the total $7.8 million of purchase price that was allocated to inventory to increase certain acquired inventories up to their fair market value on the date of the acquisition of Novamerican Steel Inc. by Symmetry Holdings Inc.  Excluding the impact of changes in exchange rate and the purchase price allocation to inventory in the first fiscal quarter of 2008, cost of sales for the first fiscal quarter of 2009 would have decreased by $91.4 million, as compared to the first fiscal quarter of 2008.  The overall increase in cost of sales as a percentage of net sales in the first fiscal quarter of 2009 primarily resulted from lower average selling prices of our products during the quarter as we experienced unprecedented declines in pricing from higher cost steel inventories in cost of sales, including net losses of $2.1 million from bulk sales of inventory at our Cumberland, Rhode Island, Norwood, Massachusetts and Albany, New York facilities.

Gross Margin

Gross margin for the first fiscal quarter of 2009 was $1.1 million, or 2.3% of net sales, compared to $32.6 million, or 16.7% of net sales, for the first fiscal quarter of 2008.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margins.  Gross margin for the first fiscal quarter of 2008 was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory.  The impact of changes in the exchange rate of the Canadian dollar on gross margin was a decrease of $3.9 million.  Excluding the purchase price allocation to inventory in the first fiscal quarter of 2008 and the impact of changes in exchange rates, gross margin would have decreased by $34.3 million, as compared to the first fiscal quarter of 2008.  The decrease in gross margin in the first fiscal quarter of 2009 is due to the dramatic decline in the selling price of our products, driven by declining market conditions.  In addition, gross margin in the first fiscal quarter of 2009 was negatively impacted by losses of $2.1 million associated with bulk sales of inventory at our Cumberland, Rhode Island, Norwood, Massachusetts and Albany, New York facilities.

Operating Expenses

Operating expenses for the first fiscal quarter of 2009 decreased by $2.1 million, or 5.8%, to $34.4 million, from $36.5 million for the first fiscal quarter of 2008.  As a percentage of net sales, operating expenses increased to 71.8% in the first fiscal quarter of 2009 from 18.6% in the first fiscal quarter of 2008.  Operating expenses for the first fiscal quarter of 2009 included an impairment loss of $3.3 million, or 6.8% of net sales, for the sale of real property and buildings associated with our Norwood, Hartford and Albany facilities.  See Note 8 to the consolidated financial statements, Assets Held for Sale.  Operating expenses for the first fiscal quarter of 2009 also included restructuring of ($0.6) million, or 1.3% of net sales, associated with exit activities and asset disposition actions related to the 2009 restructuring actions.  See Note 5 to the consolidated financial statements, Restructuring.  Additionally, operating expenses for the first fiscal quarter of 2008 included approximately $0.5 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and approximately $2.1 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  The impact of changes in exchange rates on operating expenses for the first fiscal quarter of 2009 was a decrease of $4.8 million.  Excluding the impairment loss and restructuring, additional depreciation and amortization and the impact of changes in exchange rates, operating expenses for the first fiscal quarter of 2009 would have decreased by $2.6 million, as compared to the first fiscal quarter of 2008.

During the first fiscal quarter of 2009, higher salary expenses associated with our Morrisville, Pennsylvania structural tubing facility expansion and higher repair, maintenance and utilities costs in our U.S. and Canadian facilities combined with reduced leverage of fixed operating costs distributed over lower sales volumes, contributed to the overall increase in plant, delivery, selling and administrative and general expenses as a percentage of sales as compared to the first fiscal quarter of 2008.  Plant operating expenses were $16.2 million in the first fiscal quarter of 2009, or 33.8% of net sales, as compared to $17.7 million or 9.0% of net sales in the first fiscal quarter of 2008.  The $1.5 million dollar decrease in plant expenses in the first fiscal quarter of 2009 is primarily attributable to an unfavorable exchange rate impact of $2.0 million offset by approximately a $0.5 million increase in wages for our Morrisville, Pennsylvania structural tubing facility expansion.  Delivery expenses were $3.4 million in the first fiscal quarter of 2009, or 7.2% of net sales, as compared to $6.2 million or 3.2% of net sales in the first fiscal quarter of 2008.  Selling expenses were $2.2 million in the first fiscal quarter of 2009, or 4.6% of net sales, as compared to $3.3 million in the first fiscal quarter of 2008, or 1.7% of net sales.  Administrative and general expenses were $7.8 million in the first fiscal quarter of 2009, or 16.4% of net sales, as compared to $7.4 million in the first fiscal quarter of 2008, or 3.7% of net sales.

Interest Expense and Income, Net

Interest income for the first fiscal quarter of 2009 was $0.2 million as compared to $0.2 million for the first fiscal quarter of 2008.  Interest expense for the first fiscal quarter of 2009 decreased $1.0 million, or 9.2%, to $9.8 million, from $10.8 million for the first fiscal quarter of 2008.  Interest expense on our senior secured notes (the “Senior Secured Notes”) and our asset based loan credit facility (the “ABL Credit Facility”) was $9.1 million and $0.2 million, respectively, for the first fiscal quarter of 2009 and $9.1 million and $1.2 million, respectively, for the first fiscal quarter of 2008.  The remaining $0.5 million of interest expense for the first fiscal quarter of 2009 and 2008, respectively, primarily represents the amortization of deferred financing charges. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%.

Loss Before Benefit For Income Taxes

Loss before benefit for income taxes in the first fiscal quarter of 2009 was $42.9 million, as compared to loss before benefit for income taxes in the first fiscal quarter of 2008 of $14.3 million.  The first fiscal quarter of 2009 loss before benefit for income taxes was principally affected by a severe decrease in gross margin and, and to a lesser extent, $3.3 million for an impairment loss, $2.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, and $0.5 million for additional depreciation associated with the purchase price allocation to property, plant and equipment.

Benefit For Income Taxes

Income taxes were a benefit of $16.9 million, partially offset by a valuation reserve of $4.7 million, and $6.5 million for the first fiscal quarter of 2009 and the first fiscal quarter of 2008, respectively, and reflect an estimated effective income tax rate of approximately 39.0% and 36.0%, respectively. The increase in the first fiscal quarter of 2009 rate is due to a greater percentage of domestic losses expected, which are taxed at a higher rate.

Net Loss

Net loss was $30.8 million in the first fiscal quarter of 2009, or net loss of $1.16 per basic and diluted share outstanding, as compared to net loss of $7.9 million in the first fiscal quarter of 2008, or net loss of $0.37 per basic and $0.03 per diluted share outstanding.

Liquidity and Capital Resources

Overview of Cash Flow and Plans to Manage Liquidity

We rely on cash generated from our internal operations, as well as available credit facilities, as our primary sources of liquidity.  Our ability to generate cash from internal operations may be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, interest payments, timing of capital investments and other factors. We believe that the funds available from operations will be sufficient to provide us with the liquidity necessary for anticipated working capital requirements and capital expenditure requirements. However, as described under “Risk Factors,” in light of the severity and the rapid onset of the recession, there is a risk that these resources will not be sufficient to enable us to make the full interest payment of $18.1 million due on the Senior Secured Notes on May 15, 2009. Failure to make such payment in full would constitute a default that would entitle the holders thereof to accelerate the maturity of the Senior Secured Notes and foreclose on the collateral, which includes substantially all of our assets. We are currently in discussions with the holders of the Senior Secured Notes (the “Noteholders”) to restructure our payment obligations and regarding other capital structure alternatives, to mitigate such risk. We cannot assure you that such discussions will be successfully completed or as to the terms which might be agreed upon.

On November 15, 2007, we entered into the ABL Credit Facility, a $175.0 million, five year, asset-based revolving credit facility. The $175.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $15.0 million availability block of the calculated borrowing base. The ABL Credit Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings.

On November 15, 2007, the Company, through its subsidiary Barzel Finco Inc., issued Senior Secured Notes in an aggregate principal amount of $315.0 million. Interest on the Senior Secured Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15, with the first interest payment having been due and paid on May 15, 2008.  The Senior Secured Notes mature on November 15, 2015.

On February 28, 2009, our total long-term debt was $315.0 million (representing $315.0 million of Senior Secured Notes and $0 drawn on the ABL Credit Facility) and we had $27.4 million of cash and cash equivalents (or a net debt of $287.6 million).  For the first fiscal quarter of 2009, the weighted average interest rate of borrowed ABL Credit Facility funds was 4.45%.

As of February 28, 2009, the aggregate eligible assets in our borrowing base totaled $31.6 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that is subject to a $15.0 million availability block, and of which $0.9 million was utilized for letter of credit obligations.  There were no borrowings outstanding under the ABL Credit Facility as of February 28, 2009.  As of February 28, 2009, the excess availability under the ABL Credit Facility was $30.7 million. Since the borrowing base under the ABL Credit Facility is calculated in U.S. dollars and includes certain eligible accounts receivable and inventory denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base.  At February 28, 2009, our liquidity consisted of  $27.4 million of cash on hand and up to $10.7 million of availability under the ABL Credit Facility.

If our excess availability, as defined under the ABL Credit Facility, is less than $20.0 million ($30.7 million at February 28, 2009), we are required to maintain a ratio of consolidated EBITDA to consolidated fixed charges in excess of 1.0 to 1.0. Due to our significantly lower gross profits currently and in recent quarters, we do not currently maintain such minimum ratio, and we may not be able to achieve such minimum ratio until a substantial recovery from the current economic recession.  If our ratio of consolidated EBITDA to consolidated fixed charges is below 1.0 to 1.0, we could not borrow or issue letters of credit under the ABL Credit Facility to the extent it would reduce our excess availability below $20.0 million. Moreover, if our ratio of consolidated EBITDA to consolidated fixed charges is below 1.0 to 1.0 and our excess availability was to further decrease to be less than $20.0 million, we would be in default under the ABL Credit Facility.  Our excess  availability could decrease due to a decrease in accounts receivable due to lower net sales, aging of uncollected accounts receivable, decline in the market value of inventory and other factors beyond our control.  Upon such a default, the lenders would have the right to terminate the ABL Credit Facility and sweep cash on hand to the extent necessary to repay any outstanding borrowings, letters of credit and expenses. Such events would not, however, result in a default under our Senior Secured Notes unless the amount of borrowings and letters of credit outstanding under the ABL Credit Facility at such time exceeded $10.0 million (which we do not expect would be the case).

In addition to our primary sources of liquidity, we generated cash totaling $18.4 million from the sale of redundant and surplus assets, principally machinery and equipment in Albany, Cumberland, Dorval and Lasalle and the real property in Cumberland (net of the purchase price of $1.6 million to purchase our previously leased facility in Baie D’Urfe).  The proceeds therefrom are included in our cash on hand as of February 28, 2009. We also terminated certain real estate leases which reduced operating expenses by $0.6 million per month. We are proposing to sell certain other miscellaneous smaller assets, but can give no assurance that we will be successful in completing such sales or as to the proceeds therefrom.

In the first fiscal quarter of 2009, we recorded a restructuring charge of $0.2 million for the organizational redesign related to our implementation of the Decalogue operating methodology.  The restructuring charges are primarily for severance and related costs for 146 terminated employees.  In the first fiscal quarter of 2009, we made cash restructuring payments of $2.7 million.  In fiscal year 2009, we expect future cash restructuring payments of approximately $4.1 million to be paid as follows:  approximately $2.0 million, $1.4 million and $0.7 million in the fiscal second, third and fourth quarters of 2009, respectively.

We have initiated additional actions to further reduce our operating expenses to address the liquidity position, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  We believe these actions will generate an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses, the substantial majority of which will begin in May 2009.

We spent $5.3 million in capital expenditures in the first fiscal quarter of 2009, including $2.9 million for our Morrisville, Pennsylvania structural tubing facility expansion, $1.6 million for real property in Baie D’Urfe, Quebec, on which our existing tubular products is situated, and $0.8 million for various tooling and equipment.  We expect capital expenditures of approximately $5.5 million in the remainder of fiscal year 2009, including $1.2 million for the completion of the expansion at the Morrisville, Pennsylvania tubing facility, substantially all of which has been spent through March 31, 2009.

In order to seek to minimize our credit risks in light of the current severe recession, we reduced our sales to some customers and potential customers in the U.S. and Canada (except for cash on delivery). We cannot assure you that we will not be materially adversely affected by accounts receivable losses or that we will not need to further reduce sales to avoid accounts receivable losses in the future.

In connection with any restructuring of our payment obligations under the Senior Secured Notes, or otherwise, we may from time to time and at any time issue, exchange, restructure or repurchase our debt or equity securities.  Such transactions may involve a receipt or use of cash, may involve notes, guarantees, warranties, common stock or other securities or a combination thereof, and may be affected in open market or privately negotiated transactions.

Overview of Cash Flow Activities for the Three Months Ended February 28, 2009 and February 23, 2008

Operating Activities

Cash provided by operating activities was $22.5 million in the first fiscal quarter of 2009 compared to $13.7 million in the first fiscal quarter of 2008. Cash used by operations included $3.5 million related to a decrease in accounts payable.  Such uses were offset by cash provided by operating activities resulting from a decrease in accounts receivable of $34.7 million, a decrease in inventories of $22.4 million, an increase in accrued liabilities of $4.2 million, and a decrease of income taxes receivable of $0.7 million.  The decrease in accounts receivable is a result of an overall economic decline in the market coupled with a specific reduction of customers whose products and/or terms of sale are not consistent with our replenishment model.  During the first fiscal quarter of 2009, we further reduced our carrying inventory as part of our implementation of our replenishment model.  In the first fiscal quarter of 2009, we also made cash restructuring payments of $2.7 million.

Investing Activities

Cash flow provided by investing activities was $14.0 million in the first fiscal quarter of 2009, primarily related to proceeds of $19.3 million from disposal of property, plant and equipment, offset by $5.3 million in additions to property, plant and equipment.  Capital expenditures in the first fiscal quarter of 2009 included $2.9 million for our Morrisville, Pennsylvania structural tubing facility expansion, $1.6 million for real property in Baie D’Urfe, Quebec and $0.8 million for various tooling and equipment.

Cash used in investing activities was $1.6 million in the first fiscal quarter of 2008, primarily for $1.8 million in additions to property, plant and equipment associated with our Morrisville, Pennsylvania facility expansion, partially offset by $0.1 million in proceeds on disposal of property and equipment.

Financing Activities

Cash used in financing activities was $33.8 million in the first fiscal quarter of 2009, related to the repayment of borrowings under the ABL Credit Facility.  Cash used in financing activities was $13.1 million in the first fiscal quarter of 2008.  We repaid $13.3 million of borrowing under the ABL Credit Facility during the first fiscal quarter of 2008. This was partially offset by $0.2 million from a refund of deposit.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended November 29, 2008.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incur costs in U.S. dollars and Canadian dollars, the currency of our manufacturing and distribution facilities, and we sell our products in both U.S. dollars and Canadian dollars.  In general, our results of operations, cash flows and financial condition are affected by changes in the Canadian dollar relative to the U.S. dollar. During the first fiscal quarter of 2009, the average exchange rate of the Canadian dollar versus the U.S. dollar was 1.2358 compared to 1.0058 for the first fiscal quarter of 2008.  The impact of these events in the first fiscal quarter of 2009 was a decrease of $21.9 million in net sales, $18.0 million in cost of goods sold and $4.8 million in operating expenses.

We have Canadian dollar denominated long term debt under the ABL Credit Facility.  At February 28, 2009, no loans were outstanding under the ABL Credit Facility.  In the first fiscal quarter of 2009, currency losses were $0.8 million.  In the first fiscal quarter of 2008, currency gains were $0.3 million.

We cannot predict changes in currency exchange rates in the future or whether those changes will have net positive or negative impacts on our net sales, cost of sales or net income.  Exchange rate fluctuations are beyond our control and we cannot assure you that we would be able to mitigate any adverse effects of such changes.  There can be no assurance that changes in the rate of exchange between the Canadian dollar and the U.S. dollar will not adversely affect our business, results of operations, financial condition or cash flows.

We are exposed to market risk from changes in interest rates and exchange rates.  From time to time, we may enter into financial contracts in the ordinary course of business in order to hedge these exposures.  We do not use financial instruments for trading or speculative purposes. At February 28, 2009 and November 29, 2008, we had no such contracts outstanding.

Exchange Rate Risk. We estimate that a 10% movement in the value of the Canadian dollar would affect our net sales by approximately $18.6 million annually, based on our annualized Canadian dollar net sales for the first fiscal quarter of 2009.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management team, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2009. Based on this evaluation, our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 28, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On March 6, 2009, our former Controller and Principal Accounting Officer left the Company to pursue other opportunities.  Our Principal Executive Officer will serve as interim Principal Accounting Officer until a new Principal Accounting Officer is appointed.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

We are involved in various other lawsuits, claims, demands, and other legal proceedings and investigations arising out of or incidental to the conduct of our business.  While it is not possible to determine the ultimate disposition of each of these matters, we do not believe that their ultimate disposition will have a material adverse effect upon our results of operations, financial condition or cash flow.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended November 29, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us.

There have been no material changes to factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2008 except as set forth below.

The current recession and our substantial indebtedness is adversely affecting our liquidity and our ability to operate our business, remain in compliance with debt covenants, and react to changes in the economy and our industry.  The consequences could have a materially adverse effect on our financial condition, liquidity, results of operation and securities.

The United States and Canadian economies have entered into severe recessions.  If these recessions continue or deepen, they will have further material adverse effects on our financial position, liquidity and results of operations.

We are highly leveraged, particularly in comparison to some of our competitors, and we face significant liquidity constraints.  If we are unable to meet our debt service obligations, we will need to obtain additional indebtedness, refinance or restructure all or a portion of our indebtedness or debt service obligations, sell assets, or raise equity. In addition, our failure to meet our debt service obligations would likely result in a reduction of our credit rating, which could harm our ability to take such actions. The current recession and capital markets crisis would make it very difficult to successfully complete such actions on acceptable terms or at all.  If we default on our debt service obligations, it would have a material adverse effect on our business, financial condition, liquidity and results of operations and the market and the market price of our common stock, warrants and Senior Secured Notes.

The ABL Credit Facility and the Senior Secured Notes significantly restrict our ability to dispose of assets, obtain additional debt or refinance debt and use the proceeds therefrom or from additional capital raising activities. Those proceeds may not be adequate to meet our needs. Any restructuring or refinancing of our indebtedness or debt service obligations could be at higher interest rates and may require us to comply with more onerous covenants. Even if we successfully restructure or refinance our indebtedness or debt service obligations, the relief afforded may be temporary and may not provide sufficient borrowing capacity to meet future growth working capital needs.

If we issue additional equity securities in connection with a debt restructuring or refinancing, a capital raising transaction, or otherwise, our current stockholders and warrant holders could experience substantial dilution.

In addition, companies which are experiencing liquidity constraints frequently face other challenges as well, including distraction of management, loss of key personnel, increased difficulty in timely collection of accounts receivable, disruption of implementation of business strategies, longer and more difficult sales cycles and increased pricing pressures, and increased competition as competitors seek to take advantage of the companies’ difficulties.  Further, key suppliers may terminate their supply arrangements or impose volume or credit limits, cash on delivery requirements or other restrictions and timely supplies may not be available from other sources on acceptable terms or at all.  Companies may also have to reduce or delay capital expenditures or change business strategies.  We may experience similar consequences, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, our common stock and warrants could become delisted from Nasdaq due to failure of the price of our common stock to rise so that it meets Nasdaq’s continued listing standards (when the temporary suspension of the price standard terminates), the need to issue securities with shareholder approval when required by Nasdaq rules, the failure to remain current in our SEC reporting requirements, or otherwise. Delisting could result in material adverse consequences, including a reduction in or loss of a trading market for our securities, a reduction in the market prices thereof, a reduced amount of news and analyst coverage for us, a decreased ability to issue additional securities or obtain additional financing and a decreased ability of our warrant holders to exercise their warrants.

A default under the covenants contained in the ABL Credit Facility or Senior Secured Notes that is not cured or waived could have a material adverse effect on our financial condition, liquidity, results of operations and securities.

The breach of any of the covenants (including covenants to give notice of material developments as well as covenants to make debt service payments thereunder) contained in the ABL Credit Facility, unless waived by the lenders, would be a default under the ABL Credit Facility. This would permit the lenders to accelerate the maturity of the ABL Credit Facility and elect to terminate their commitments thereunder. This would have an immediate material adverse effect on our liquidity. An acceleration of maturity of the ABL Credit Facility would permit, unless our indebtedness thereunder is less than $10.0 million, the Noteholders to accelerate the maturity of the Senior Secured Notes. A breach of the covenants (including covenants to timely file periodic reports with the SEC as well as covenants to make debt service payments thereunder) in the Senior Secured Notes also will permit the Noteholders to accelerate the maturity of the Senior Secured Notes. Acceleration of maturity of the Senior Secured Notes would permit the lenders to accelerate the maturity of the ABL Credit Facility and elect to terminate their commitments thereunder. If we were unable to repay our debt to the lenders and Noteholders or otherwise obtain a waiver from the lenders and Noteholders, the lenders and Noteholders could sweep our cash, foreclose on the collateral securing the ABL Credit Facility and the Senior Secured Notes, which are substantially all of our assets, and exercise all other rights available to them. We cannot assure you that we will have sufficient funds to make these accelerated payments and we may not be able to obtain any such waiver on acceptable terms or at all. Any of such actions would adversely affect the market and market price for our common stock, warrants and Senior Secured Notes.

If our initiatives to improve liquidity and financial position are unsuccessful, there could exist substantial doubt that we would be able to continue as a going concern.

Our consolidated financial statements for the first fiscal quarter of 2009 were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As described in Note 1 to our consolidated financial statements, if our initiatives to improve liquidity and financial position are unsuccessful, such failure could create material uncertainties which could require us to reclassify our debt as short term and which may result in substantial doubt existing that we would be able to continue as a going concern.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

10.1	Form of Services Agreement, dated January 1, 2009, between Barzel Industries Inc. and Oded Cohen
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARZEL INDUSTRIES INC.
Date: April 20, 2009	By:	/s/ Corrado De Gasperis
Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Item 6.	Exhibits.
10.1	Form of Services Agreement, dated January 1, 2009, between Barzel Industries Inc. and Oded Cohen
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification