Form 10-Q
period 2009-05-30
Barzel Industries Inc.
filed 2009-07-20
CIK 1362614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 30, 2009

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

As of June 30, 2009, 26,564,607 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BARZEL INDUSTRIES INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	May 30, 2009	November 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,102	$25,298
Trade accounts receivable, less allowance for doubtful accounts of $398 and $2,940 at May 30, 2009 and November 29, 2008, respectively	13,467	53,940
Income taxes receivable	560	1,262
Inventories (Note 7)	24,405	53,171
Prepaid expenses and other assets	1,794	3,832
Assets held for sale (Note 8)	4,430	—
Deferred income taxes	2,746	2,234
Total current assets	52,504	139,737
Investment in a joint venture	2,040	2,288
Property, plant and equipment, net (Note 9)	108,017	124,922
Goodwill	134,126	133,511
Intangibles, net	61,669	63,625
Deferred financing charges	11,730	12,798
Other assets	59	59
Total assets	$370,145	$476,940
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$10,200	$20,173
Accounts payable to a joint venture (Note 12)	1,891	1,523
Accrued liabilities	26,527	13,172
Restructuring charges payable (Note 5)	3,998	7,207
Income taxes payable	531	299
Total current liabilities	43,147	42,374
Long-term debt (Note 10)	315,000	348,814
Restructuring charges payable (Note 5)	130	358
Deferred income taxes	13,519	37,070
Other long term liabilities (Note 14)	3,616	3,127
Total liabilities	375,412	431,743
Commitments and contingencies (Note 15)

Stockholders’ equity (deficiency):
Preferred stock: $0.001 par value; authorized 10,000,000 shares; none issued	—	—
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding 26,564,607 at May 30, 2009 and at November 29, 2008	26	26
Additional paid-in capital	128,311	128,311
Accumulated deficit	(120,663)	(58,546)
Accumulated other comprehensive loss	(12,941)	(24,594)
Total stockholders’ equity (deficiency)	(5,267)	45,197
Total liabilities and stockholders’ equity (deficiency)	$370,145	$476,940

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
 (In thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Unaudited)		(Unaudited)
Net sales	$25,799	$241,336	$73,754	$436,965
Cost of sales	28,099	187,657	74,950	350,641
Gross margin	(2,300)	53,679	(1,196)	86,324
Operating expenses
Plant	12,571	18,624	28,795	36,285
Delivery	2,948	8,307	6,389	14,489
Selling	2,086	3,786	4,287	7,113
Administrative and general	7,964	11,247	15,810	18,911
Impairment loss (Note 8)	—	—	3,280	—
Amortization of intangibles	2,094	2,077	4,172	4,005
Restructuring (Note 5)	181	4,913	(468)	4,913
	27,844	48,954	62,265	85,716
Operating (loss) income	(30,144)	4,725	(63,461)	608

Interest expense	(10,083)	(11,457)	(19,910)	(22,229)
Interest income	13	120	212	301
Other income (expense)	(1,334)	247	(1,321)	515
Share in income (loss) of a joint venture	(196)	304	(222)	390
	(11,600)	(10,786)	(21,241)	(21,023)
Loss before benefit for income taxes	(41,744)	(6,061)	(84,702)	(20,415)
Benefit for income taxes (Note 14)	10,405	1,700	22,585	8,165
Net loss	$(31,339)	$(4,361)	$(62,117)	$(12,250)

Net loss per share (Note 6)
Basic	$(1.18)	$(0.20)	$(2.34)	$(0.57)
Diluted	$(1.18)	$(0.20)	$(2.34)	$(0.57)

Comprehensive loss
Net loss	$(31,339)	$(4,361)	$(62,117)	$(12,250)
Changes in cumulative translation adjustment	13,472	2,201	11,653	1,195
	$(17,867)	$(2,160)	$(50,464)	$(11,055)

    The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)
(In thousands of U.S. dollars, except share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Number	Amount	capital	deficit	loss	(deficiency)
Balance at November 29, 2008	26,564,607	$26	$128,311	$(58,546)	$(24,594)	$45,197
Net loss				(62,117)		(62,117)
Changes in cumulative translation adjustment	—	—	—	—	11,653	11,653
Balance at May 30, 2009	26,564,607	$26	$128,311	$(120,663)	$(12,941)	$(5,267)

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended
	May 30, 2009	May 31, 2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,117)	$(12,250)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	4,927	7,195
Amortization of intangibles	4,172	4,005
Impairment loss	3,280	—
Gain on disposal of property, plant and equipment	(1,089)	(81)
Unrealized loss (gain) on foreign exchange	1,813	—
Amortization of deferred financing charges	1,069	1,121
Deferred income taxes	(23,152)	(5,500)
Share in (income) loss of a joint venture	222	(390)
Other non-cash charges	13	—
Changes in working capital items
Trade accounts receivable	43,258	(19,098)
Income taxes receivable	708	1,931
Inventories	30,356	1,914
Prepaid expenses and other assets	2,092	(8,702)
Accounts payable	(10,532)	16,678
Accrued restructuring	(3,684)	(1,041)
Accrued liabilities	12,795	(1,121)
Income taxes payable	230	—
Other assets	—	427
Net cash provided by (used in) operating activities	4,361	(14,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	19,522	134
Additions to property, plant and equipment	(10,486)	(4,466)
Net cash provided by (used for) investing activities	9,036	(4,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Refund of deposit	—	200
Proceeds from revolving credit facility	—	28,249
Repayment of revolving credit facility	(33,844)	(16,431)
Net cash used for financing activities	(33,844)	12,018

Effect of exchange rate changes on cash and cash equivalents	251	34
Net decrease in cash and cash equivalents	(20,196)	(7,192)
Cash and cash equivalents, beginning of period	25,298	19,638
Cash and cash equivalents, end of period	$5,102	$12,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$539	$20,723
Income taxes paid (refunds)	$(2,707)	$2,751

The accompanying notes are an integral part of the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

1 – DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, Barzel Industries Inc. (“Barzel” or the “Company”) operates a network of 15 metal processing, manufacturing, and distribution facilities throughout the Canadian provinces of Ontario and Quebec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  The Company operates these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of its plant capabilities, the Company services its customers with speed, quality and reliability.

The Company is a well-diversified, multi-process provider of value-added services and offers a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to transportation, infrastructure development and mining.

On February 13, 2009, the Company changed its name to Barzel Industries Inc. (“Barzel”) from Novamerican Steel Inc.  Effective February 17, 2009, the Company’s common stock and warrants commenced trading on NASDAQ under the symbols “TPUT” and “TPUTW,” respectively.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has experienced losses of $31.3 million and $62.1 million, for the three and six months ended May 30, 2009, respectively, has a stockholders’ deficiency in the amount of $5.3 million and has secured deferral until October 13, 2009 of payment of $18.1 million of interest due on its Notes (as defined below).Management believes the use of the going concern assumption is appropriate.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

Due to the Company’s recent significant losses, its stockholders deficit, its substantial leverage and liquidity constraints, and the current recession and its impact on the Company’s revenues, the recoverability of its recorded assets and the satisfaction of its liabilities depends on the success of its business plan, the continued support of stockholders, lenders, noteholders, suppliers and customers and its ability to restructure debt service obligations and obtain access to additional liquidity, to refinance its debt and/or to raise additional capital.

On May 14, 2009, the Company entered into a deferral agreement (the “Deferral Agreement”) with the holders of its 11.5% Senior Secured Notes due 2015 (the “Notes”). Under the Deferral Agreement, the $18.1 million interest payment due on May 15, 2009 was deferred until August 14, 2009. On July 17, 2009, the Company and the holders of the Notes entered into an amendment to the Deferral Agreement, under which the $18.1 million interest payment due on August 14, 2009 pursuant to the Notes and the Deferral Agreement was further deferred until October 13, 2009.

No default or event of default under the Indenture occurred by reason of such deferral.  The Company’s ability to service these obligations is dependent upon its ability to restructure debt service obligations and obtain access to additional liquidity, to refinance its debt and/or to raise additional capital and upon future profitable operations. Management has agreed to use its best efforts to consummate a debt and/or equity recapitalization or restructuring, a debt refinancing, a capital raising transaction, or a sale of equity securities or assets of the Company.  No assurance can be given that any such transaction will be successfully completed, as to the proceeds thereof, if any, or as to the timing thereof.  The Company retained an independent third party investment banker to assist in connection therewith.

During the second fiscal quarter of 2009, the Company initiated additional actions to further reduce its operating expenses to address its liquidity needs, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  The Company believes these actions will contribute an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses in fiscal 2009 as compared to fiscal 2008.  These savings began in May 2009.  These savings are in addition to actions taken in fiscal 2008 and in the first fiscal quarter of 2009, for an aggregate annualized reduction of operating expenses in fiscal 2009 of approximately $40.0 million as compared to fiscal 2008.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

1 – DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN (Continued)

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company generated deferred tax assets through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the utilization of the deferred tax assets is not reasonably certain based on going concern considerations.

There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful.  Accordingly, without this assurance, these material uncertainties are such that there exists substantial doubt that the Company will be able to continue as a going concern.

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

Certain amounts in the comparative 2008 financial statements have been reclassified to conform to the 2009 financial statement classification, including the reclassification of certain allocated overhead expenses totaling $4.4 million for the three months ended May 31, 2008 and $9.3 million for the six months ended May 31, 2008 to include them as part of plant expense rather than a component of cost of sales.

Fiscal period

The Company’s current and future interim quarterly financial statements are reported on a fiscal quarter basis with each three month period ending on the last Saturday of February, May and August, respectively.

Basis of consolidation

The consolidated financial statements for the three and six months ended May 30, 2009, include the financial results of Barzel and its wholly-owned subsidiaries Barzel Holdings Inc. ("Barzel Holdings"), Barzel Finco Inc. ("Barzel Finco"), Barzel Industries Canada Inc. (including the former Novamerican Steel Inc. (“Barzel Canada”)), and Barzel Industries U.S. Inc. (“Barzel U.S.”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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
(In U.S. dollars)
(Unaudited)

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Losses amounted to $1.3 million in the three and six months ended May 30, 2009.  Gains amounted to $0.2 million and $0.5 million in the three and in the six months ended May 31, 2008, respectively. The gains/losses are included in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

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

3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167,  Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 167 is effective for the Company’s year beginning November 29, 2009. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. SFAS 165 will be effective for the Company beginning the third quarter of fiscal 2009. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This FSP is effective for the Company’s year beginning November 29, 2009. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. This statement will be effective for the Company beginning the third quarter of fiscal 2009.  Adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. This statement will be effective for the Company beginning the third quarter of fiscal 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other- than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-
temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. This statement will be effective for the Company beginning the third quarter of fiscal 2009. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-1 and FAS 124-2. Implementation of SAB 111 is not expected to have a material impact on the Company’s consolidated financial statements.

4 – DISPOSITION OF LONG-LIVED ASSETS

On February 13, 2009, as part of a previously implemented restructuring program (Note 5), the Company completed the sale of substantially all of the machinery and equipment, furniture and fixtures and computer equipment located at its Cumberland, Rhode Island and Albany, New York distribution facilities, including the real property in Cumberland. The total consideration for the assets sold was $1.9 million net of closing adjustments.  The Company recognized a net gain of approximately $42,000 related to the sale of the assets, which is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.  As part of the agreement, the Albany facility was not sold, but will be leased for a period of two years at a rental amount of $0.1 million per annum paid monthly commencing at the date of the sale. In the event the Company receives an offer to sell the facility during the lease term, the lessee has the right of first refusal. Additionally, the lessee has the option to purchase the facility at any time during the lease term for $1.0 million.  The lease is classified as an operating lease.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

4 – DISPOSITION OF LONG-LIVED ASSETS (Continued)

On February 27, 2009, as part of a previously implemented restructuring program (Note 5), the Company completed the sale and purchase of certain assets in Canada.  As part of the transaction, Barzel sold the machinery and equipment at its processing facilities in Dorval, Quebec and Lasalle, Quebec.  As the Dorval and Lasalle facilities were also leased properties, the transaction included the termination of these leases as well as the lease on property in Cambridge, Ontario, which the Company had leased and which the Company exited in April 2008.  The total consideration for the assets sold was $17.1 million, net of closing adjustments.  Pursuant to the agreement, the Company acquired the real property in Baie D’Urfe, Quebec, on which its existing tubular products facility is situated, for $1.6 million. Previously, the Company had leased the Baie D’Urfe real property and building. The Company also entered into a two-year option to purchase the land adjacent to the Company’s Stoney Creek facility.  Should the option be exercised, the land would be purchased for a purchase price of $3.5 million. The Company recognized a net gain of approximately $0.9 million on these transactions, which is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss.

5 – RESTRUCTURING

2009 Actions

During the six months ended May 30, 2009, the Company advanced its plan for implementing the Decalogue™ operating methodology at the Company, transforming it to operate as one integrated system.  As a result of the realignment and simplification of the Company’s operating network, the Company initiated a further reduction in its U.S. and Canadian workforces during the three months ended May 30, 2009 and the disposition of certain redundant and surplus assets (Note 4) during the three months ended February 28, 2009.  The divested Canadian processing assets were redundant with the Company’s processing capabilities in Stoney Creek, Ontario, Auburn, Massachusetts and Morrisville, Pennsylvania.   The divested U.S. distribution facility assets were redundant with the Company’s distribution facilities in Auburn, Massachusetts and Syracuse, New York. The Company continues to provide its customers with structural tubing, roll formed steel sections, a wide range of manufactured sub-assemblies and accessories, as well as processing services that include pickling, slitting, cut-to-length and precision blanking in steel and other metals.

The costs incurred under this action include the following:

•	Employee termination costs
•	Gains or losses on the disposition of assets or asset groupings that do not qualify as discontinued operations

During the six months ended May 30, 2009, the Company entered into an agreement to sell substantially all of the assets at its Cumberland, Rhode Island and certain assets at its Albany, New York facilities.  See Note 4 – Disposition of Long-Lived Assets.  The transaction was completed on February 13, 2009.  The Cumberland and Albany facilities are distribution facilities.  The facilities employed approximately 33 employees.  Under the agreement, the purchaser agreed to offer employment to the employees at the Cumberland and Albany facilities.  The purchaser also acquired prepaid expenses related to the facilities, including taxes and health and life insurance coverage of those employees.  These prepaid expenses were included in the calculation of the gain on the sale of assets. As a result of the transaction, the Company recorded an approximate $42,000 net gain on the sale of assets.  The gain is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended May 30, 2009.

During the six months ended May 30, 2009, the Company also closed the Norwood, Massachusetts and Hartford, Connecticut distribution facilities.  In connection with the closure of these facilities, the Company recorded $0.2 million of employee severance and benefit costs. The charge is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended May 30, 2009.

During the six months ended May 30, 2009, the Company also completed the sale of certain assets at its Canadian processing facilities in Dorval, Quebec and Lasalle, Quebec, terminated the building leases for these facilities, and purchased real property in Baie D’Urfe, Quebec.  See Note 4 – Disposition of Long-Lived Assets.  The transaction was completed on February 27, 2009.  The Quebec facilities employed approximately 66 employees. The Company recorded a gain on the sale of assets of approximately $0.9 million.  Additionally, as part of the transaction, the lease for the Cambridge, Ontario property was also terminated, resulting in a reversal of $0.1 million of lease termination obligations

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

5 – RESTRUCTURING (Continued)

previously charged to restructuring costs.  The reversal of the charge is included in the line item “Restructuring” in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended May 30, 2009.

The following table summarizes the components of the restructuring charge for the six months ended May 30, 2009 (in thousands):

Severance, payroll and other related costs (1)	$386
Lease termination obligations and related costs (2)	(105)
Other exit costs (3)	(749)
Total restructuring	$(468)

(1)	Represents severance for 203 employees; 40 employees related to Canadian plants and 163 related to U.S. plants and corporate overhead personnel for the six months ended May 30, 2009.
(2)	Represents the reversal of lease termination obligations for the Cambridge facility lease previously charged to restructuring costs for the six months ended May 30, 2009.
(3)
Consists primarily of gain associated with the sale of real property, machinery and equipment, furniture and fixtures, and computer equipment, at the Company’s Cumberland, Rhode Island and Albany, New York facilities and its Canadian processing facilities in Dorval, Quebec and Lasalle, Quebec and other exit costs for the six months ended May 30, 2009.

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

The following table summarizes the liability related to the 2008 and 2009 restructuring program (in thousands):

	Balance at November 29, 2008	Charges	Payments	Other	Balance at May 30, 2009
Severance, payroll and other related costs	$8,138	$386	$(3,849)	$—	$4,675
Lease termination obligations and related costs	245	(105)	(140)	—	—
Other facility exit costs	22	—	—	—	22
Foreign exchange	(840)	—	—	271	(569)
Total	$7,565	$281	$(3,989)	$271	$4,128

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

6 – LOSS PER SHARE

Due to the net losses incurred for the three and six months ended May 30, 2009 and May 31, 2008, the calculation of diluted weighted average shares outstanding for the three and six months ended May 30, 2009 and May 31, 2008 exclude potential common shares related to 6,352,847 and 25,579,069 dilutive warrants, respectively.

The following table provides the reconciliation between basic and diluted income loss per share (in thousands except share and per share data):

	Three months ended		Six months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net loss	$(31,339)	$(4,361)	$(62,117)	$(12,250)

Weighted average number of common stock outstanding	26,564,607	21,452,304	26,564,607	21,452,304
Effect of dilutive warrants	—	—	—	—
Weighted average number of diluted common stock outstanding	26,564,607	21,452,304	26,564,607	21,452,304

Net loss per share
Basic	$(1.18)	$(0.20)	$(2.34)	$(0.57)
Diluted	$(1.18)	$(0.20)	$(2.34)	$(0.57)

7 – INVENTORIES

Inventories consist of the following (in thousands):

	May 30, 3009	November 29, 2008
Raw materials	$12,021	$32,450
Finished goods	12,384	20,721
	$24,405	$53,171

As part of the sale of the assets of the Cumberland, Rhode Island and Albany, New York facilities during the first fiscal quarter of 2009, the Company sold inventory of steel, steel products and other goods (including raw materials, finished goods and work in progress).  See Note 4 – Disposition of Long-Lived Assets.  Total consideration for inventory sold was approximately $1.1 million and the Company recorded approximately $1.9 million as part of cost of goods sold, which generated a negative impact on gross margin of approximately $0.8 million for the six months ended May 30, 2009.

For the three months ended May 30, 2009, the Company also recorded an inventory impairment of approximately $2.3 million, resulting primarily from the write down of flat rolled carbon steel inventory to market prices that were lower than purchased cost.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

8 – ASSETS HELD FOR SALE

In February 2009, the Company made the decision to sell the real property and buildings located in Norwood, Massachusetts and Hartford, Connecticut, formerly associated with its distribution business, within the next 12 months for an amount expected to be less than their current carrying amount.  As a result, the Company recorded a pre-tax impairment loss of approximately $2.5 million to write down the Norwood and Hartford facilities to their estimated realizable value of $3.4 million for the three months ended February 28, 2009 and reclassified the associated real property and buildings to “Assets held for sale” on the Company’s Consolidated Balance Sheets as of May 30, 2009.  The impairment loss is included in the line item “Impairment loss” in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended May 30, 2009.  The Company ceased depreciating the real property and buildings located in Norwood, Massachusetts and Hartford, Connecticut at the time they were classified as held for sale.

As discussed in Note 4, certain real property and buildings associated with the former Albany, New York facility were not sold but will be leased for a period of two years at a rental amount of $0.1 million per annum paid monthly commencing at the date of the sale.  Additionally, the lessee was granted the option to purchase the facility at any time during the lease term for $1.0 million.

Since the Albany facility is for sale, the Company recorded a pre-tax impairment loss of approximately $0.7 million to write down the Albany facility to its estimated realizable value of $1.0 million for the six months ended May 30, 2009 and reclassified the associated real property and building to “Assets held for sale” in the Company’s Consolidated Balance Sheets as of May 30, 2009.  The impairment loss is included in the line item “Impairment loss” in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended May 30, 2009.  The Company ceased depreciating the real property and building associated with the Albany facility at the time it was classified as held for sale.

9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	May 30, 2009	November 29, 2008
Land	$8,483	$10,722
Buildings and building improvements	39,618	43,659
Machinery and equipment – light gauge	12,651	12,970
Machinery and equipment – heavy gauge	44,312	56,416
Furniture and fixtures	655	1,188
Computer equipment	1,450	465
Leasehold improvements	1,798	1,055
Assets under construction	14,105	9,685
	123,072	136,160
Accumulated depreciation	15,055	11,238
	$108,017	$124,922

Depreciation expense related to property, plant and equipment was $2.3 million and $4.9 million for the three and six months ended May 30, 2009, respectively. Depreciation expense related to property, plant and equipment was $3.2 million and $7.2 million for the three and six months ended May 31, 2008, respectively.  Gains on disposal of property, plant and equipment were $0.2 million and $1.1 million for the three and six months ended May 30, 2009, respectively.  Gains on disposal of property, plant and equipment were $81,000 for both the three and six months ended May 31, 2008, respectively.

In the six months ended May 30, 2009, the Company recorded a pre-tax impairment loss of $3.3 million to write down the Company’s real property and buildings associated with the Norwood, Hartford and Albany facilities to their estimated realizable value and reclassified these assets to “Assets held for sale” in the Company’s Consolidated Balance Sheets as of May 30, 2009. See Note 8 – Assets Held for Sale.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

10 – LONG-TERM DEBT

Long-term debt obligations consist of the following (in thousands):

	Maturity	May 30, 2009	November 29, 2008
11.5% Senior Secured Notes	2015	$315,000	$315,000
ABL Credit Facility	September 30, 2010	-	33,814
		$315,000	$348,814

On May 14, 2009, the Company entered into a Deferral Agreement with the holders of its 11.5% Senior Secured Notes due 2015 (the “Notes”). Under the Deferral Agreement, the $18.1 million interest payment due on May 15, 2009 was deferred until August 14, 2009. No default or event of default under the Indenture occurred by reason of such deferral. See Note 16 – Subsequent Events for information as to a further deferral.

Under the Deferral Agreement, the Company agrees to use its best efforts to consummate a debt and/or equity recapitalization or restructuring, a debt refinancing, a capital raising transaction, or a sale of equity securities or assets of the Company.  No assurance can be given that any such transaction will be successfully completed, as to the proceeds thereof, if any, or as to the timing thereof.  The Company retained an independent third party investment banker to assist in connection therewith.  Under the Deferral Agreement, the Company also agrees to certain covenants, including restrictions on the creation and existence of liens other than in the ordinary course, the sale, lease or other disposition of assets other than in the ordinary course, dividends and other distributions, debt and equity repurchases, management incentive fees, earn-out payments and bonus payments.

Under the Deferral Agreement, interest shall accrue during the deferral period on the deferred interest and on the principal amount outstanding under the Notes, both at an interest rate of 11.5% plus 2.0% per annum.  The deferral is subject to early termination (i) after notice from the Noteholders, upon acceleration of the maturity of any obligations under the Company’s principal asset-based revolving loan facility, (ii) upon a breach of the covenants under the Deferral Agreement, or (iii) the occurrence of a default or event of default under the Indenture.

Interest expense on the Notes and the asset based loan credit facility (the “ABL Credit Facility”) was $9.4 million and $0.1, respectively, for the second fiscal quarter of 2009 and $9.8 million and $1.1 million, respectively, for the second fiscal quarter of 2008.

Interest expense on the Notes and the ABL Credit Facility was $18.5 million and $0.4 million, respectively, for the first two fiscal quarter of 2009 and $18.9 million and $2.3 million, respectively, for the first two fiscal quarters of 2008.

The weighted-average interest rate on funds borrowed under the Company’s ABL Credit Facility was 4.45% for the three and six months ended May 30, 2009 and 5.80% and 6.17% for the three and six months ended May 31, 2008, respectively.

As of May 30, 2009, the aggregate eligible assets in the Company’s borrowing base totaled $24.9 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that was subject to a $15.0 million availability block, of which $0.9 million was utilized for letter of credit obligations and no loans were outstanding under the ABL Credit Facility. See Note 16 – Subsequent Events for information as to amendments to the ABL Credit Facility.

As of November 29, 2008, the aggregate eligible assets in the Company’s borrowing base totaled $66.4 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that was subject to a $15.0 million availability block, of which $0.9 million was utilized for letter of credit obligations and $33.8 million was outstanding under the ABL Credit Facility.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

11 – COMMON STOCK AND WARRANTS

On May 30, 2009, the Company had 26,564,607 shares of common stock outstanding and 6,352,847 warrants outstanding. On November 29, 2008, the Company had 26,564,607 shares of common stock outstanding and 6,352,847 warrants outstanding. At May 30, 2009, the Company had reserved 6,352,847 shares of common stock for issuance upon exercise of warrants.

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

The Company and certain stockholders agreed to hold in escrow an aggregate of 842,415 shares of common stock issued in such exchanges (the “Escrow Shares”) until such time as the shareholders could approve the issuance of such shares.  At the Company’s 2009 Annual Meeting of Stockholders on May 12, 2009, the issuance of the Escrow Shares were submitted for stockholder approval and such approval was obtained.  Therefore, the Escrow Shares were released to the appropriate stockholders.

12 – RELATED PARTY TRANSACTIONS

The following transactions with related parties were concluded in the normal course of business and were measured at their respective exchange values, which are the amounts established and agreed to by the related parties (in thousands):

	Three months ended		Six months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Processing revenue from a joint venture	$20	$103	$40	$136
Processing charges paid to a joint venture	$964	$1,262	$1,356	$2,097
Consulting fees paid to an entity owned by an officer and director	$394	$628	$875	$922

The Company had trade accounts payable and accrued liabilities of $1.9 million and $1.5 million for processing charges due to a joint venture (Delta Tube Inc.) at May 30, 2009 and November 29, 2008, respectively.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

13 – INVESTMENT IN A JOINT VENTURE

The Company holds a 60% equity interest and a 50% voting interest in a joint venture with ArcelorMittal Tubular Products Montreal Inc., that processes carbon steel into tubing. The joint venture, Delta Tube and Company, Ltd. ("Delta Tube"), is located in LaSalle, Québec, Canada.

Condensed financial information of the joint venture is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	May 30, 2009	May 31, 2008	May 30, 3009	May 31, 2008
Operations
Net sales	$495	$1,671	$1,179	$2,716
Operating income	$223	$443	$149	$585

14 – INCOME TAXES

For the three and six months ended May 30, 2009, the Company incurred a pretax loss of $41.7 million and $84.7 million, respectively, and recorded a tax benefit of $10.4 million and $22.6 million, respectively, partially offset by a valuation reserve of $4.2 million and $8.9 million, respectively. For the three and six months ended May 31, 2008, the Company incurred a pretax loss of $6.1 million and $20.4 million, respectively, and recorded a tax benefit of $1.7 million and $8.2 million, respectively. The effective income tax rates were 24.9% and 26.7% for the three and six months ended May 30, 2009, respectively.  The effective income tax rates were 28.0% and 40.0% for the three and six months ended May 31, 2008, respectively.

The change in the total valuation allowance for the three and six months ended May 30, 2009 was an increase of $4.2 million and $8.9 million, respectively.  During the first two fiscal quarters of 2009, the Company determined that the timing of when it will generate sufficient Canadian taxable income to realize its Canadian deferred tax assets (primarily from net operating loss carryforwards) became less certain, because the likelihood of generating sufficient future taxable income of the right nature and timing to effectively utilize these assets was considered insufficient for meeting the required “more likely than not” standard.  Accordingly, during the first two fiscal quarters of 2009, the Company recorded a full valuation allowance of $8.9 million against the net deferred tax assets in Canada.  Until the Company determines that it is more likely than not that it will generate sufficient Canadian taxable income to realize its deferred income tax assets, income tax benefits in each current period will be fully reserved.

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

The effective income tax rates for the three and six months ended May 31, 2008 were higher than the estimated rates because the first three months included a $1.3 million deferred tax benefit due to a statutory rate reduction in Canada, which is not reflected in the estimated annual rate. The effective income tax rate increased due to a greater percentage of domestic losses expected, which are recoverable at a higher rate.

Management is required to estimate the annual effective tax rate based upon its estimate of annual pre-tax income or loss for domestic and foreign operations. To the extent that actual pre-tax results for the year differ from the estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2009 could be materially different from the estimated rate for the three and six months ended May 30, 2009.

Barzel Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

14 – INCOME TAXES (Continued)

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax benefit in the Consolidated Statements of Operations and in Other long-term liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations (interest net of related income tax benefits) was $40,000 and $41,000 for the three and six months ended May 30, 2009, respectively. The expense for interest and penalties reflected in the Consolidated Statements of Operations (interest net of related income tax benefits) was $51,000 and $73,000 for the three and six months ended May 31, 2008, respectively. The corresponding liabilities in the Consolidated Balance Sheets were $3.6 million and $3.1 million at May 30, 2009 and November 29, 2008, respectively, which are included within Other long-term liabilities in the Consolidated Balance Sheets.

During the year ended November 29, 2008, Barzel Canada was notified of a Canada Revenue Agency audit for the periods 2003-2007.  Fieldwork was completed and a reassessment proposal, primarily related to intercompany transactions, was received in December 2008. To this effect, on June 22, 2009, Barzel Canada issued a response letter of representation contesting the Canada Revenue Agent’s proposed changes. Currently, the Canada Revenue Agent is reviewing the response letter for both the tangible and intangible support on all transactions. The CRA's tax reassessment should be issued by mid to end of August 2009. Prior to receiving the tax reassessment, Barzel Canada plans to seek competent authority relief from the United States in order to avoid double taxation.

During the six months ended May 30, 2009, the Company did not increase its reserve for unrecognized tax benefits as it believes that the increase in potential Canadian liability would be offset by a reduction in US liability due to the fact that the US rate was higher than the Canadian rate during the years under audit.

15 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has various operating leases for manufacturing facilities, warehouses, office space, vehicles, machinery and equipment.  As part of the sale of substantially all of the assets of the Cumberland and Albany facilities, the Company terminated various personal property and equipment (including trucks) leases located at the Cumberland and Albany facilities.  In addition, as part of the sale and purchase of certain assets in Canada, the Company terminated various leases outlined below.

•	Lease with respect to certain leased office space and industrial space in Lasalle, Quebec.

•	Lease with respect to certain leased space in Dorval, Quebec.

•	Lease with respect to certain leased space in Baie D’Urfe, Quebec.

•	Lease with respect to certain leased space in Cambridge, Ontario.

As a result of the terminations of the various real property, operating and equipment (including trucks) leases, the Company’s operating lease obligations are scheduled to be paid as follows: $1.1 million in the remainder of 2009; $1.5 million in 2010; $1.1 million in 2011; $0.7 million in 2012; $0.4 million in 2013; and $0.3 million, thereafter.

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
(In U.S. dollars)
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

16 – SUBSEQUENT EVENTS

On June 1, 2009, the Company, Barzel Finco Inc. (the “US Borrower”) and Barzel Industries Canada Inc. (the “Canadian Borrower” and, together with the Company and US Borrower, “Barzel”) entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement dated as of November 15, 2007 among the Company, the US Borrower, the Canadian Borrower, the lenders party thereto (each, a “Lender”), JPMorgan Chase Bank, N.A., as Administrative Agent,  JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndication Agents (as amended, the “Credit Agreement”). Amendment No. 2 changes a number of provisions in the Credit Agreement to increase the liquidity currently available to Barzel based on its current business plan.  The changes include, among others, a reduction in the availability block, a reduction in the maximum borrowings to $20.0 million, an increase in the interest rates and fees on borrowings and letters of credit outstanding under the Credit Agreement, an increase in the commitment fees, a change in the maturity date of the Credit Agreement to September 30, 2010 and additional operating covenants, including restrictions on dividends and other distributions and debt and equity repurchases.  Under Amendment No. 2, the lenders under the Credit Agreement are the holders of Barzel’s 11.5% Senior Secured Notes due 2015.

Under Amendment No. 2, the Company’s aggregate borrowings may not exceed the excess of: (A) the lesser of (1) the aggregate borrowing base and (2) the revolving commitment of $20.0 million minus (B) the availability block of $7.5 million. The Company’s aggregate eligible assets could decrease below the $20.0 million if accounts receivable decline due to lower sales, aging of uncollected receivables, decline in the market value of inventory and other factors beyond its control.  In addition, the amount of borrowings requested each week cannot cause the aggregate borrowings to exceed at any time the sum of: (A) the projected borrowings for the week in the current 13 week budget plus (B) the greater of (1) US $2.0 million above or (2) 120% of the projected ending borrowings for each week as set forth in the current 13 week budget, as approved by the lenders.

On July 17, 2009, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement.  Under Amendment No. 3, the availability block was reduced to $1.5 million, which provides up to an additional $6.0 million of liquidity to the Company.

On June 2, 2009, the Company borrowed $3.0 million in U.S. dollars under the ABL Credit Facility at 7.75% per annum.  On June 25, 2009, the Company borrowed $2.7 million under the ABL Credit Facility, of which $2.0 million was in Canadian dollars with an interest rate of 6.25% per annum and $1.0 million was in U.S. dollars with an interest rate of 5.62% per annum.  On July 2, 2009, the Company also borrowed $2.0 million under the ABL Credit Facility, of which $1.5 million was in Canadian dollars with an interest rate of 6.25% per annum and $0.5 million in U.S. dollars with an interest rate of 5.60% per annum.  U.S. dollar borrowings will bear interest, at the Company’s option, at a rate equal to a margin over either LIBOR (3 month LIBOR rate 0.60% at July 2, 2009) or the U.S. base rate (3.75% at July 2, 2009). The applicable margin for borrowings are, in the case of the alternative base rate and Canadian Prime, 4.00% per annum, and in the case of LIBOR Spread, 5.00%, per annum.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes to our unaudited consolidated financial statements and the other financial information appearing elsewhere in this report. Data for the quarters ended May 30, 2009 (“second fiscal quarter of 2009)” and May 31, 2008 (“second fiscal quarter of 2008”) and for the six months ended May 30, 2009 (“first two fiscal quarters of 2009”) and for the six months ended May 31, 2008 (“first two fiscal quarters of 2008), have been derived from our unaudited consolidated financial statements.  The terms “Barzel,” the “Company,” “we,” “us,” and “our” refer to Barzel and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  All statements, other than statements of historical facts, included in this report, are forward-looking statements.  In addition, we or our representatives have made or may make forward-looking statements on telephone or conference calls, by webcasts or e-mails, in person, in presentations or written materials, or otherwise.  Forward-looking statements include statements about matters such as: future prices and sales of, and demand for our products and our customers’ products; future changes in production capacity in our operations and our customers’ operations; future costs of materials and production and future overhead costs; productivity, business process and operational initiatives, and their impact on us; future economic conditions; future industry market conditions and anticipated changes in our position in markets we serve; future employment and contributions of personnel; employee relations and collective bargaining agreements; tax rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; interest rate management activities; currency rate management activities; deleveraging activities; rationalization, restructuring, realignment, strategic alliance, raw material and supply chain, investment, acquisition, venture, consulting, operational, tax, financial and capital projects; legal proceedings, contingencies, and environmental compliance; potential actions relating to strategic alternatives including asset sales, debt and/or equity offerings and debt restructurings, and the need therefore and impact thereof; and future asset sales, costs, working capital, revenues, business opportunities, debt levels, cash flows, cost savings and reductions, margins, earnings and growth.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.

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

•
the possibility that the recession, our operating performance and operating prospects and capital market conditions will limit our ability to timely meet our debt service obligations, comply with debt covenants, obtain necessary financing or refinancing or restructure indebtedness or our debt service obligations on acceptable terms or at all;

•	our ability to continue to comply with government regulations;

•	adoption of or changes in legislation or regulations adversely affecting our businesses;

•	changes in the United States or other monetary or fiscal policies or regulations in response to the recent capital markets and economic crises;

•	changes in the financial stability of our major customers or in demand for our products and services;

•	interruptions in our production capabilities due to unexpected equipment failures;

•	fluctuation of prices for steel and other raw materials or a shortage of supply;

•	changes in generally accepted accounting principles;

•	geopolitical events;

•	competition in the industry;

•	industry consolidation;

•	the possibility that we may not be able to implement our business plans or that such business plans may result in unanticipated operating performance due to economic conditions or otherwise;

•	currency risks;

•	our ability to meet our objective of growing revenues organically;

•	our ability to attract and retain key sales, marketing and operations management professionals;

•	interruptions in supply of critical raw materials due to credit or other limitations imposed by suppliers;

•	assertion of claims, lawsuits and proceedings against us;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	failure to timely file periodic reports with the SEC or to continue listing of our securities on Nasdaq;

•	geographic concentration of our business;

•	work stoppages or our inability to renegotiate labor contracts when they expire; and

•	outsourcing by our customers to overseas facilities.

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

Business Overview

Headquartered in Norwood, Massachusetts, with an operational hub in Ontario, Canada, we operate a network of 15 metal processing, manufacturing and distribution facilities throughout the Canadian provinces of Ontario and Québec and in the Northeastern, Mid-Atlantic and Mid-Western United States.  We operate these strategically located facilities as one integrated system.  Through an innovative management system that includes close statistical monitoring and analysis of our plant capabilities, we service our customers with speed, quality and reliability.

We are a well-diversified, multi-process provider of value-added services and offer a wide range of metal processing solutions to a variety of industries, from construction and industrial manufacturing to transportation, infrastructure development and mining.  We believe we are one of only two independent continuous process picklers in Canada.

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

As the generation of throughput takes into account supplier capabilities and customer feedback, it is critical that a holistic approach be used to understand our business.  To do that, we use a systemic organizational design to replace a traditional hierarchal organizational model.  What the Decalogue methodology acknowledges, that other management systems do not, is the systemic nature of an organization, meaning that the effectiveness of the manufacturing processes in the system can be profoundly impacted by other processes, like human resources or marketing.  Thus, the same tools that are used to monitor and manage variations in manufacturing are also used to monitor and manage variations in other processes within our system.  The aim is to have a totally synchronized system that is moving, in its entirety, towards the same goal.

We have significantly progressed our project plans for implementing the Decalogue operating methodology at the Company.  This transformation allows us to simplify, realign and operate our network as one system, and has enabled (a) the system to operate at much faster cycle times, enabling us to maximize the throughput from the sale of our enhanced capacity, (b) a permanent cash inventory reduction of approximately $110.0 million primarily from this faster replenishment and operating cycle, and (c) the implementation of organizational changes, especially in our replenishment, processing, distribution and sales processes, which we believe will result in a reduction of operating expenses of over $10.0 million in fiscal 2009 as compared to fiscal 2008.

Through May 2009, we have effected further rationalizations of certain of our U.S. distribution facilities and processing centers in Quebec, including the sale of non-strategic assets that will result in additional annualized savings of $15.0 million in fiscal 2009 as compared to fiscal 2008.  These organizational changes, when added to the changes effected in 2008, have resulted in the reduction of approximately 593 employees, primarily in the areas of administration and general management, purchasing, inside sales, accounting and plant operating personnel since January 1, 2008.  These reductions have been offset by the addition of approximately 82 new employees of substantially different competencies, educational backgrounds and cultural diversities.  To date, we have hired professionals in the areas of marketing, sales, quality, technical services, new product development, logistics, safety, process engineering and synchronized manufacturing, among others.

In addition, we have initiated additional actions to further reduce our operating expenses, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  We believe these actions will contribute an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses in fiscal 2009 as compared to fiscal 2008.  These savings began in May 2009.

Our revenue has been severely impacted by the economic recession, including lower North American demand from service centers, lower average selling prices and the impact of changes in the exchange rate of the Canadian dollar.  Our sales have also been negatively impacted by certain of our transformation actions, including our exit of inventory-based automotive sales, our exit of other non-replenishable material customers (in particular, sheet product customers of our distribution business), and the loss of certain customers as a result of the rationalization of certain of our US distribution facilities and Quebec processing centers.

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

The combination of a dramatic decrease in demand in both the US and Canada and relatively higher service center inventory levels has resulted in unprecedented declines in pricing over the prior ten months; we believe that prices have finally reached a bottom in June 2009.  Flat rolled carbon steel sheet prices fell from over $1,100 per ton in August 2008 to about $370 per ton in early June 2009 as a result of lower customer demand.  The market has experienced some recovery with June prices increasing over $50 per ton to over $425 per ton in late June 2009. It also appears that global sheet prices have bottomed and that steel pricing has improved slightly in Europe. In the US market, real demand remains weak, yet local mills are raising prices.  We have seen increases in prices and volumes for tubular products over the last few weeks and a meaningful increase in tons ordered.  We have successfully launched our new A53 pipe capacity and have seen favorable order patterns though June for this new product.  We have also seen an increase in manufacturing and distribution order levels resulting more from our geographic and product expansions, rather than from market recovery.

While there are multiple factors that affect our results, the first two fiscal quarters of 2009 were most affected by the dramatic decrease in steel demand and an unprecedented reduction in the overall price of steel, which was exaggerated by a decrease in consumer confidence resulting from the global financial crisis and the impacted recessionary environment.  Demand throughout most sectors of the economy decreased significantly in the first two fiscal quarters of 2009. Construction, heavy manufacturing, and automotive were hit particularly hard. As a result of the large decrease in demand, market prices for our products experienced continued decline through May 2009. This change in the market compressed margins in the first two fiscal quarters of 2009.  This resulted in the challenge of selling higher priced inventory into a declining price market, while demand was also shrinking significantly. On a prospective basis, we believe that our shorter lead times and faster inventory turnover will significantly mitigate this effect.

We expect our volumes in the third fiscal quarter of 2009 to be higher than the second fiscal quarter of 2009, as a result of our sales efforts, particularly in our structural tubing, A53 pipe, manufacturing and distribution businesses. We have already begun experiencing significant increases in toll processing during the first two weeks of July as automotive producers increase production in the U.S. and Canada.  Overall, our third fiscal quarter of 2009 is expected to result in increased revenue, significantly lower cost of sales, and lower operating expenses when compared to our second fiscal quarter of 2009.  Actions taken in the first six months of fiscal 2009 have resulted in an annual reduction of operating expenses of approximately $15.0 million as compared to 2008.  The additional actions discussed above to reduce operating expenses further began contributing an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses, in May 2009. We also believe that these actions, coupled with increasing sales should return the Company to a net operating profit rate by the end of the year.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented:

	Three Months Ended May 30, 2009		Three Months Ended May 31, 2008		Six Months Ended May 30, 2009		Six Months Ended May 31, 2008
	Amount	%	Amount	%	Amount	%	Amount	%
Tons - Direct sales	29,781	33.9	232,400	57.9	85,168	44.2	435,000	56.2
Tons - Toll processing	58,053	66.1	168,900	42.1	107,568	55.8	338,500	43.8
Total Tons	87,834	100.0	401,300	100.0	192,736	100.0	773,500	100.0

Results of Operations

The following table and discussion sets forth, for the periods presented, our consolidated results of operations expressed in dollar terms and as a percentage of net sales. Such information has been derived from our unaudited consolidated statements of operations and comprehensive loss.

	Three Months Ended May 30, 2009		Three Months Ended May 31, 2008		Six Months Ended May 30, 2009		Six Months Ended May 31, 2008
	Amount (U.S. dollars in thousands)%		Amount (U.S. dollars in thousands)%		Amount (U.S. dollars in thousands)%		Amount (U.S. dollars in thousands)%
Net sales	$25,799	100.0	$241,336	100.0	$73,754	100.0	$436,965	100.0
Cost of sales	28,099	108.9	187,657	77.8	74,950	101.6	350,641	80.3
Gross margin	(2,300)	(8.9)	53,679	22.2	(1,196)	(1.6)	86,324	19.7
Operating expenses
Plant	12,571	48.7	18,624	7.7	28,795	39.0	36,285	8.3
Delivery	2,948	11.4	8,307	3.4	6,389	8.7	14,489	3.3
Selling	2,086	8.1	3,786	1.6	4,287	5.8	7,113	1.6
Administrative and general	7,964	30.9	11,247	4.7	15,810	21.4	18,911	4.3
Impairment loss	---	---	---	---	3,280	4.4	---	---
Amortization of intangibles	2,094	8.1	2,077	0.8	4,172	5.7	4,005	0.9
Restructuring	181	0.7	4,913	2.0	(468)	(0.6)	4,913	1.1
	27,844	107.9	48,954	20.2	62,265	84.4	85,716	19.5
Operating (loss) income	(30,144)	(116.8)	4,725	2.0	(63,461)	(86.0)	608	0.2
Interest expense	(10,083)	(39.1)	(11,457)	(4.7)	(19,910)	(27.0)	(22,229)	(5.0)
Interest income	13	---	120	---	212	0.2	301	---
Other income (expense)	(1,334)	(5.1)	247	0.1	(1,321)	(1.8)	515	0.1
Share in (loss) income of joint venture	(196)	(0.8)	304	0.1	(222)	(0.3)	390	0.1
	(11,600)	(45.0)	(10,786)	(4.5)	(21,241)	(28.8)	(21,023)	(4.8)
Loss before benefit for income taxes	(41,744)	(161.8)	(6,061)	(2.5)	(84,702)	(114.8)	(20,415)	(4.6)
Benefit for income taxes	10,405	40.3	1,700	0.7	22,585	30.6	8,165	1.8
Net loss	$(31,339)	(121.5)	$(4,361)	(1.8)	$(62,117)	(84.2)	$(12,250)	(2.8)

Three Months Ended May 30, 2009 as compared to Three Months Ended May 31, 2008

The consolidated financial statements for the second fiscal quarter of 2009 include the financial results of Barzel, and its wholly-owned subsidiaries Barzel Holdings Inc., Barzel Finco Inc., Barzel Industries Canada Inc., and Barzel Industries U.S. Inc.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net Sales

Net sales for the second fiscal quarter of 2009 decreased by $215.5 million, or 89.3%, to $25.8 million from $241.3 million for the second fiscal quarter of 2008.  Net sales include direct sales and toll processing revenues. For the second fiscal quarter of 2009, direct sales and toll processing revenues were approximately $24.3 million and $1.5 million, respectively.  For the second fiscal quarter of 2008, direct sales and toll processing revenues were approximately $238.8 million and $2.5 million, respectively.

Decreased direct sales and toll processing revenues were primarily due to a dramatic decline in the price and volume of our products in the second fiscal quarter of 2009, driven by weaker global economic conditions, particularly in the industrial manufacturing, construction, transportation and energy industries, resulting in continued weakened demand for steel.  Our sales were also negatively impacted by our exit of certain market segments where the end user product and/or terms of sale were not consistent with our replenishment model.  In addition, to minimize our credit risks, we reduced our sales of steel in the US and Canada to certain customers and market segments (except for cash on delivery), particularly to customers in the automotive segment.

Total tons directly sold and toll processed for the second fiscal quarter of 2009 decreased by 313,466 tons, or 78.1%, to 87,834 tons from 401,300 tons for the second fiscal quarter of 2008. Direct sale tons decreased by 202,619 tons, or 87.2%, to 29,781 tons in the second fiscal quarter of 2009 from 232,400 tons in the second fiscal quarter of 2008.  The decrease in direct sale tons resulted from continued softening demand from our distribution and structural tubing customers, stemming from the sustained decline in steel demand, particularly in the transportation and construction industries.  Our automotive business was down substantially in the second fiscal quarter of 2009, based both on the industry’s pervasive weakness and our decision to exit most of the inventory-based automotive segment. Toll processed tons decreased by 110,847 tons, or 65.6%, to 58,053 tons in the second fiscal quarter of 2009 from 168,900 in the second fiscal quarter of 2008. The decrease in toll processed tons was primarily driven by decreased automotive volumes, including weaker processing for steel mills and processing centers in Canada, primarily resulting from weaker Canadian automotive and manufacturing sectors.

Cost of Sales

Cost of sales includes direct and indirect costs associated with our manufactured and distributed products.  Direct costs include material, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of our distribution network.

Cost of sales for the second fiscal quarter of 2009 decreased by $159.6 million, or 85.0%, to $28.1 million from $187.7 million for the second fiscal quarter of 2008. As a percentage of net sales, cost of sales increased to 108.9% in the second fiscal quarter of 2009 from 77.8% in the second fiscal quarter of 2008.  The cost of sales for the second fiscal quarter of 2009 included an inventory impairment of $2.3 million. Excluding the impact of the inventory impairment of $2.3 million, cost of sales for the second fiscal quarter of 2009 would have decreased by $157.3 million, as compared to the first fiscal quarter of 2008.  The overall increase in cost of sales as a percentage of net sales in the second fiscal quarter of 2009 primarily resulted from lower average selling prices of our products during the quarter as we experienced unprecedented declines in pricing from higher cost steel inventories in cost of sales.

Gross Margin

Gross margin for the second fiscal quarter of 2009 was negative $2.3 million, or 8.9% of net sales, compared to $53.7 million, or 22.2% of net sales, for the second fiscal quarter of 2008.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margin.  Gross margin in the second fiscal quarter of 2009 was negatively impacted by an inventory impairment of approximately $2.3 million. Excluding the inventory impairment of $2.3 million, gross margin would have decreased by $53.7 million, as compared to the second fiscal quarter of 2008.  The decrease in gross margin in the second fiscal quarter of 2009 is due to the dramatic decline in the selling price of our products, driven by declining market conditions.  From August 2008 to late May/early June 2009, the price per ton for hot rolled coil fell from over $1,100 to $370, a decline of over 66.4%.

Operating Expenses

Operating expenses for the second fiscal quarter of 2009 decreased by $21.7 million, or 44.6%, to $27.0 million, from $48.7 million for the second fiscal quarter of 2008.  As a percentage of net sales, operating expenses increased to 104.6% in the second fiscal quarter of 2009 from 20.1% in the second fiscal quarter of 2008.  Operating expenses for the second fiscal quarter of 2009 included $2.3 million associated with debt refinancing costs, or 9.1% of net sales.  Operating expenses for the second fiscal quarter of 2009 also included restructuring of $0.2 million, or 0.7% of net sales, associated with exit activities and asset disposition actions related to the 2009 restructuring actions.  See Note 5 to the Consolidated Financial Statements, Restructuring.  Additionally, operating expenses for the second fiscal quarter of 2008 included approximately $0.4 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and approximately $2.1 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  Excluding the debt refinancing costs of $2.3 million, restructuring of $0.2 million, additional depreciation and amortization of $2.5 million, operating expenses for the second fiscal quarter of 2009 would have decreased by $16.7 million, as compared to the second fiscal quarter of 2008.

Plant operating expenses were $12.6 million in the second fiscal quarter of 2009, or 48.7% of net sales, as compared to $18.6 million or 7.7% of net sales in the second fiscal quarter of 2008.  The $6.0 million dollar decrease in plant expenses in the second fiscal quarter of 2009 is primarily attributable to continued cost reductions implemented at the plant level as more fully discussed in Note 5 to the Consolidated Financial Statements, Restructuring.  Delivery expenses were $2.9 million in the second fiscal quarter of 2009, or 11.5% of net sales, as compared to $8.3 million or 3.4% of net sales in the second fiscal quarter of 2008.  The increase in delivery expenses as a percentage of sales is principally due to shipping less than full truckloads to customers, choosing to maintain reliable delivery to our customers despite the decrease in demand and the associated increased costs.  In addition, fuel costs continued to increase and our efforts to reduce our rolling stock did not keep pace with our decline in sales.  Selling expenses were $2.1 million in the second fiscal quarter of 2009, or 8.1% of net sales, as compared to $3.8 million in the second fiscal quarter of 2008, or 1.6% of net sales.  The increase in selling expenses as a percentage of sales is primarily due to the disproportionate decrease in sales and, to a lesser extent, an increase in travel expense component of selling expense from expanded selling activities and selling geographies. Administrative and general expenses were $7.9 million in the second fiscal quarter of 2009, or 30.9% of net sales, as compared to $11.2 million in the second fiscal quarter of 2008, or 4.7% of net sales.  Administrative and general expenses for the second fiscal quarter of 2009 included $2.3 million associated with debt refinancing costs, or 9.1% of net sales.  Excluding the debt refinancing costs of $2.3 million, administrative and general expenses for the second fiscal quarter of 2009 would have been $5.6 million, or 21.7% of net sales, as compared to $11.2 million in the second fiscal quarter of 2008, or 4.7% of net sales.  The decrease in general and administrative expenses is primarily due to lower training, recruiting and consulting expenses.

Interest Expense and Income, Net

Interest income for the second fiscal quarter of 2009 was $0 as compared to $0.1 million for the second fiscal quarter of 2008.  Interest expense for the second fiscal quarter of 2009 decreased $1.4 million, or 12.1%, to $10.1 million, from $11.5 million for the second fiscal quarter of 2008.  Interest expense on our 11.5% senior secured notes due 2015 (the “Senior Secured Notes”) and our asset based loan credit facility (the “ABL Credit Facility”) was $9.4 million and $0.1 million, respectively, for the second fiscal quarter of 2009 and $9.8 million and $1.1 million, respectively, for the second fiscal quarter of 2008.  The remaining $0.5 million of interest expense for the second fiscal quarter of 2009 and 2008, respectively, primarily represents the amortization of deferred financing charges. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5% plus 2% per annum. See Note 10 to the Consolidated Financial Statements, Long-Term Debt.

Other Income (Expense)

Other expense was $1.3 million for the second fiscal quarter of 2009 compared to other income of $0.2 million for the second fiscal quarter of 2008.  The changes in other expense are primarily due to foreign exchange gains and losses on our assets and liabilities in currency other than the functional currency.

Loss Before Benefit For Income Taxes

Loss before benefit for income taxes for the second fiscal quarter of 2009 was $41.7 million, as compared to loss before benefit for income taxes for the second fiscal quarter of 2008 of $6.1 million.  The loss before benefit for income taxes for the second fiscal quarter of 2009 was principally affected by a severe decrease in gross margin, including $2.3 million for inventory impairments, and, to a lesser extent, $2.3 million for refinancing charges, $0.2 million for restructuring charges, $2.1 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, and $0.4 million for additional depreciation associated with the purchase price allocation to property, plant and equipment.

Benefit For Income Taxes

Income taxes were a benefit of $14.6 million for the second fiscal quarter of 2009, partially offset by a valuation reserve of $4.2 million, and $1.7 million for the second fiscal quarter of 2008, and reflect an estimated effective income tax rate of approximately 24.9% and 28.0%, respectively.

Net Loss

Net loss was $31.3 million in the second fiscal quarter of 2009, or a net loss of $1.18 per basic and diluted share outstanding, as compared to net loss of $4.4 million in the second fiscal quarter of 2008, or net loss of $0.20 per basic and diluted share outstanding.

Six Months Ended May 30, 2009 as compared to Six Months Ended May 31, 2008

The consolidated financial statements for the first two fiscal quarters of 2009 include the financial results of Barzel, and its wholly-owned subsidiaries Barzel Holdings Inc., Barzel Finco Inc., Barzel Industries Canada Inc., and Barzel Industries U.S. Inc.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net Sales

Net sales for the first two fiscal quarters of 2009 decreased by $363.2 million, or 83.1%, to $73.8 million from $437.0 million for the first two fiscal quarters of 2008.  Net sales include direct sales and toll processing revenues. For the first two fiscal quarters of 2009, direct sales and toll processing revenues were approximately $70.5 million and $3.3 million, respectively.  For the first two fiscal quarters of 2008, direct sales and toll processing revenues were approximately $431.4 million and $5.6 million, respectively.

Decreased direct sales and toll processing revenues were primarily due to a dramatic decline in the price and volume of our products in the first two fiscal quarters of 2009, driven by weaker global economic conditions, particularly in the industrial manufacturing, construction, transportation and energy industries, resulting in continued weakened demand for steel.  Our sales were also negatively impacted by our exit of certain market segments where the end user product and/or terms of sale were not consistent with our replenishment model.  In addition, to minimize our credit risks, we reduced our sales of steel in the US and Canada to certain customers and market segments (except for cash on delivery), particularly to customers in the automotive segment.

Total tons directly sold and toll processed for the first two fiscal quarters of 2009 decreased by 580,764 tons, or 75.1%, to 192,736 tons from 773,500 tons for the first two fiscal quarters of 2008. Direct sale tons decreased by 349,832 tons, or 80.4%, to 85,168 tons in the first two fiscal quarters of 2009 from 435,000 tons in the first two fiscal quarters of 2008.  The decrease in direct sale tons resulted from continued softening demand from our distribution and structural tubing customers, stemming from the sustained decline in steel demand, particularly in the transportation and construction industries.  Our automotive business was down substantially in the first two fiscal quarters of 2009, based both on the industry’s pervasive weakness and our decision to exit most of the inventory-based automotive segment. Toll processed tons decreased by 230,932 tons, or 68.2%, to 107,568 tons in the first two fiscal quarters of 2009 from 338,500 in the first two fiscal quarters of 2008. The decrease in toll processed tons was primarily driven by decreased automotive volumes, including weaker processing for steel mills and processing centers in Canada, primarily resulting from weaker Canadian automotive and manufacturing sectors.

Cost of Sales

Cost of sales includes direct and indirect costs associated with our manufactured and distributed products.  Direct costs include material, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of our distribution network.

Cost of sales for the first two fiscal quarters of 2009 decreased by $275.6 million, or 78.6%, to $75.0 million from $350.6 million for the first two fiscal quarters of 2008. As a percentage of net sales, cost of sales increased to 101.6% in the first two fiscal quarters of 2009 from 80.3% in the first two fiscal quarters of 2008.  The cost of sales for the first two fiscal quarters of 2009 included net losses of $2.1 million from bulk sales of inventory at our Cumberland, Rhode Island, Norwood, Massachusetts and Albany, New York facilities recorded in the first fiscal quarter of 2009 and an inventory impairment of $2.3 million recorded in the second fiscal quarter of 2009. Additionally, the cost of sales for the first fiscal quarter of 2008 included the remaining $6.7 million of the total $7.8 million of purchase price that was allocated to inventory to increase certain acquired inventories up to their fair market value on the date of the acquisition of Novamerican Steel Inc. by Symmetry Holdings Inc.  Excluding the impact of net losses of $2.1 million from bulk sales of inventory and an inventory impairment of $2.3 million in the first two fiscal quarters of 2009 and the purchase price allocation to inventory in the first fiscal quarter of 2008 of $6.7 million, cost of sales for the first two fiscal quarters of 2009 would have decreased by $264.5 million, as compared to the first two fiscal quarters of 2008.  The overall increase in cost of sales as a percentage of net sales in the first two fiscal quarters of 2009 primarily resulted from lower average selling prices of our products during the first two fiscal quarters as we experienced unprecedented declines in pricing from higher cost steel inventories in cost of sales.

Gross Margin

Gross margin for the first two fiscal quarters of 2009 was negative $1.2 million, or 1.6% of net sales, compared to $86.3 million, or 19.7% of net sales, for the first two fiscal quarters of 2008.  Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales, and others (like us) exclude a portion of such costs from gross margin.  Gross margin in the first fiscal quarter of 2009 was negatively impacted by losses of $2.1 million associated with bulk sales of inventory at our Cumberland, Rhode Island, Norwood, Massachusetts and Albany, New York facilities.  In addition, gross margin in the second fiscal quarter of 2009 was negatively impacted by an inventory impairment of approximately $2.3 million. Gross margin for the first fiscal quarter of 2008 was reduced by $6.7 million of additional costs associated with the purchase price allocation to inventory.  Excluding net losses of $2.1 million from bulk sales of inventory and an inventory impairment of $2.3 million in the first two fiscal quarters of 2009 and the purchase price allocation to inventory in the first fiscal quarter of 2008 of $6.7 million, gross margin would have decreased by $76.4 million, as compared to the first two fiscal quarters of 2008.  The decrease in gross margin in the first two fiscal quarters of 2009 is due to the dramatic decline in the selling price of our products, driven by declining market conditions.

Operating Expenses

Operating expenses for the first two fiscal quarters of 2009 decreased by $23.8 million, or 27.9%, to $61.4 million, from $85.2 million for the first two fiscal quarters of 2008.  As a percentage of net sales, operating expenses increased to 83.3% in the first two fiscal quarters of 2009 from 19.4% in the first two fiscal quarters of 2008.  Operating expenses for the first two fiscal quarters of 2009 included an impairment loss of $3.3 million, or 4.4% of net sales, for the sale of real property and buildings associated with our Norwood, Hartford and Albany facilities.  See Note 8 to the Consolidated Financial Statements, Assets Held for Sale.  Operating expenses for the second fiscal quarter of 2009 included $2.3 million associated with debt refinancing costs, or 3.1% of net sales.  Operating expenses for the first two fiscal quarters of 2009 also included restructuring benefit of $0.5 million, or 0.6% of net sales, associated with exit activities and asset disposition actions related to the 2009 restructuring actions.  See Note 5 to the Consolidated Financial Statements, Restructuring.  Additionally, operating expenses for the first two fiscal quarters of 2009 included approximately $0.9 million in higher depreciation expense associated with the purchase price allocation to property, plant and equipment and approximately $4.2 million of amortization associated with the purchase price allocation to intangible assets other than goodwill.  Excluding the debt refinancing costs of $2.3 million, impairment loss of $3.3 million, restructuring benefit of $0.5 million and additional depreciation and amortization of $5.1 million, operating expenses for the first two fiscal quarters of 2009 would have decreased by $13.6 million, as compared to the first two fiscal quarters of 2008.

During the first two fiscal quarters of 2009, higher expenses associated with our Morrisville, Pennsylvania structural tubing facility expansion and higher repair and maintenance costs in our US and Canadian facilities combined with reduced leverage of fixed operating costs distributed over lower sales volumes, contributed to the overall increase in plant, delivery, selling and administrative and general expenses as a percentage of sales as compared to the first two fiscal quarters of 2008.  Plant operating expenses were $28.8 million in the first two fiscal quarters of 2009, or 39.0% of net sales, as compared to $36.3 million or 8.3% of net sales in the first two fiscal quarters of 2008.  The $7.5 million dollar decrease in plant expenses in the first two fiscal quarters of 2009 is primarily attributable to continued cost reductions implemented at the plant level as more fully discussed in Note 5 to the Consolidated Financial Statements, Restructuring.  Delivery expenses were $6.4 million in the first two fiscal quarters of 2009, or 8.7% of net sales, as compared to $14.5 million or 3.3% of net sales in the first two fiscal quarters of 2008.  The increase in delivery expenses as a percentage of sales is due to shipping less than full truck loads, higher fuel costs and excess rolling stock. Selling expenses were $4.3 million in the first two fiscal quarters of 2009, or 5.8% of net sales, as compared to $7.1 million in the first two fiscal quarters of 2008, or 1.6% of net sales.  The increase in selling expenses as a percentage of sales is primarily due to the disproportionate decrease in sales and, to a lesser extent, an increase in travel expense component of selling expense from expanded selling activities and selling geographies. Administrative and general expenses were $15.8 million in the first two fiscal quarters of 2009, or 21.4% of net sales, as compared to $18.9 million in the first two fiscal quarters of 2008, or 4.3% of net sales.  Administrative and general expenses for the first two fiscal quarters of 2009 included $2.3 million associated with debt refinancing costs, or 3.1% of net sales.  Excluding the debt refinancing costs of $2.3 million, administrative and general expenses for the first two fiscal quarters of 2009 would have been $13.5 million, or 18.3% of net sales, as compared to $18.9 million in the first two fiscal quarters of 2008, or 4.3% of net sales.  The decrease in general and administrative expenses is primarily due to lower training, recruiting and consulting expenses.

Interest Expense and Income, Net

Interest income for the first two fiscal quarters of 2009 was $0.2 million as compared to $0.3 million for the first two fiscal quarters of 2008.  Interest expense for the first two fiscal quarters of 2009 decreased $2.3 million, or 10.3%, to $19.9 million, from $22.2 million for the first two fiscal quarters of 2008.  Interest expense on our Senior Secured Notes and the ABL Credit Facility was $18.5 million and $0.4 million, respectively, for the first two fiscal quarter of 2009 and $18.9 million and $2.3 million, respectively, for the first two fiscal quarters of 2008.  The remaining $1.1 million of interest expense for the first two fiscal quarters of 2009 and 2008, respectively, primarily represents the amortization of deferred financing charges. The Senior Secured Notes outstanding are $315.0 million with a fixed interest rate of 11.5%, plus 2% per annum.

Other Income (Expense)

Other expense was $1.3 million for the first two fiscal quarters of 2009 compared to other income of $0.5 million for the first two fiscal quarters of 2008. The changes in other expense are primarily due to foreign exchange gains and losses on our assets and liabilities in currency other than the functional currency.

Loss Before Benefit For Income Taxes

Loss before benefit for income taxes in the first two fiscal quarters of 2009 was $84.7 million, as compared to loss before benefit for income taxes in the first two fiscal quarters of 2008 of $20.4 million.  The loss before benefit for income taxes for the first two fiscal quarters of 2009 was principally affected by a severe decrease in gross margin and, to a lesser extent, $3.3 million for an impairment loss, $2.3 million for refinancing charges, $4.2 million for the amortization associated with the purchase price allocation to intangible assets other than goodwill, and $0.9 million for additional depreciation associated with the purchase price allocation to property, plant and equipment.

Benefit For Income Taxes

Income taxes were a benefit of $31.5 million, partially offset by a valuation reserve of $8.9 million, and $8.2 million for the first two fiscal quarters of 2009 and the first two fiscal quarters of 2008, respectively, and reflect an estimated effective income tax rate of approximately 26.7% and 40.0%, respectively.

Net Loss

Net loss was $62.1 million in the first two fiscal quarters of 2009, or net loss of $2.34 per basic and diluted share outstanding, as compared to net loss of $12.3 million in the first two fiscal quarters of 2008, or net loss of $0.57 per basic and diluted share outstanding.

Liquidity and Capital Resources

Overview of Cash Flow and Plans to Manage Liquidity

We rely on cash generated from our internal operations, as well as available credit facilities, as our primary sources of liquidity.  Our ability to generate cash from internal operations is affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Typically, our cash flow from operations fluctuates significantly between quarters due to various factors. These factors include customer and seasonal order patterns, fluctuations in working capital requirements, timing of interest payments, timing of capital investments, changes in customer and supplier credit policies, and changes in customer payment patters. We believe that the funds from internal operations, together with available credit facilities, will be sufficient to provide us with the liquidity necessary for anticipated working capital requirements through the recapitalization process.

On November 15, 2007, we, through our subsidiary Barzel Finco Inc., issued Senior Secured Notes in an aggregate principal amount of $315.0 million. Interest on the Senior Secured Notes accrues at the rate of 11.5% per annum and is payable semi-annually in arrears on May 15 and November 15, with the first interest payment having been due and paid on May 15, 2008.  The Senior Secured Notes mature on November 15, 2015.

On May 14, 2009, we entered into a deferral agreement with the holders of our Senior Secured Notes. Under the Deferral Agreement, the $18.1 million interest payment due on May 15, 2009 was deferred until August 14, 2009.  On July 17, 2009, we and the holders of the Senior Secured Notes entered into an amendment to the Deferral Agreement, under which the $18.1 million interest payment due on August 14, 2009 pursuant to the Notes and the Deferral Agreement was further deferred until October 13, 2009.  No default or event of default under the Indenture occurred by reason of such deferral.

Under the Deferral Agreement, we agree to use our best efforts to consummate a debt and/or equity recapitalization or restructuring, a debt refinancing, a capital raising transaction, or a sale of equity securities or assets of our Company.   We retained an independent third party investment banker to assist in connection therewith.  Our Board of Directors has formed an Independent Committee of directors, comprised of Messrs. Playford and Mason, to assist the Board in meeting its duties in regard to the current financial challenges generally and any possible strategic transaction specifically.  No assurance can be given that any such transaction will be successfully completed, as to the proceeds thereof, if any, or as to the timing thereof.  Under the Deferral Agreement, we also agree to certain covenants, including restrictions on the creation and existence of liens other than in the ordinary course, the sale, lease or other disposition of assets other than in the ordinary course, dividends and other distributions, debt and equity repurchases, management incentive fees, earn-out payments and bonus payments.

Under the Deferral Agreement, interest shall accrue during the deferral period on the deferred interest and on the principal amount outstanding under the Senior Secured Notes, both at an interest rate of 11.5% plus 2.0% per annum.  The deferral is subject to early termination (i) after notice from the Noteholders, upon acceleration of the maturity of any obligations under the our principal asset-based revolving loan facility, (ii) upon a breach of the covenants under the Deferral Agreement, or (iii) the occurrence of a default or event of default under the Indenture.

On June 1, 2009, the Company, Barzel Finco Inc. (the “US Borrower”) and Barzel Industries Canada Inc. (the “Canadian Borrower” and, together with the Company and US Borrower, “Barzel”) entered into Amendment No. 2 (“Amendment No. 2”) to the ABL Credit Agreement dated as of November 15, 2007 among the Company, the US Borrower, the Canadian Borrower, the lenders party thereto (each, a “Lender”), JPMorgan Chase Bank, N.A., as Administrative Agent,  JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndication Agents (as amended, the “ABL Credit Agreement”). Amendment No. 2 changes a number of provisions in the ABL Credit Agreement to increase the liquidity currently available to Barzel based on its current business plan.  The changes include, among others, a reduction in the availability block, a reduction in the maximum borrowings to $20.0 million, an increase in the interest rates and fees on borrowings and letters of credit outstanding under the Credit Agreement, an increase in the commitment fees, a change in the maturity date of the ABL Credit Agreement to September 30, 2010 and additional operating covenants, including restrictions on dividends and other distributions and debt and equity repurchases.   Under Amendment No. 2, the lenders under the ABL Credit Agreement are the holders of Barzel’s Senior Secured Notes.

Under Amendment No. 2, our aggregate borrowings may not exceed the excess of: (A) the lesser of (1) the aggregate borrowing base and (2) the revolving commitment of $20.0 million minus (B) the availability block of $7.5 million. Our aggregate eligible assets could decrease below the $20.0 million if accounts receivable decline due to lower sales, aging of uncollected receivables, decline in the market sale of inventory and other factors beyond its control.  In addition, the amount of borrowings requested each week cannot cause the aggregate borrowings to exceed at any time the sum of: (A) the projected borrowings for the week in the current 13 week budget plus (B) the greater of
(1) US $2.0 million above or (2) 120% of the projected ending borrowings for each week as set forth in the current 13 week budget, as approved by the lenders.

The $20.0 million available under the ABL Credit Facility is subject to a borrowing base consisting of certain eligible accounts receivable and inventory and a permanent $7.5 million availability block of the calculated borrowing base.

On July 17, 2009, we entered into Amendment No. 3 (“Amendment No. 3”) to the ABL Credit Agreement.  Under Amendment No. 3, the availability block was reduced to $1.5 million, which provides up to an additional $6.0 million of liquidity to us.

On May 30, 2009, our total long-term debt was $315.0 million (representing $315.0 million of Senior Secured Notes and $0 drawn on the ABL Credit Facility) and we had $5.1 million of cash and cash equivalents.  The weighted-average interest rate on funds borrowed under our ABL Credit Facility was 4.45% for the three and six months ended May 30, 2009 and 5.80% and 6.17% for the three and six months ended May 31, 2008, respectively.

As of May 30, 2009, the aggregate eligible assets in our borrowing base totaled $24.9 million (representing the sum of the U.S. borrowing base and the Canadian borrowing base) that was subject to a $15.0 million availability block, of which $0.9 million was utilized for letter of credit obligations and no loans were outstanding under the ABL Credit Facility. As of May 30, 2009, the excess availability under the ABL Credit Facility was $11.6 million. Since the borrowing base under the ABL Credit Facility is calculated in U.S. dollars and includes certain eligible accounts receivable and inventory denominated in Canadian dollars, a change in the exchange rate could affect our borrowing base.  At May 30, 2009, our liquidity consisted of $5.1 million of cash on hand and up to $11.6 million of availability under the ABL Credit Facility. On June 1, 2009, the ABL Credit Facility commitment was established at $20.0 million with an availability block of $7.5 million, which block was further reduced to $1.5 million on July 17, 2009.

On June 2, 2009, we borrowed $3.0 million in U.S. dollars under the ABL Credit Facility at 7.75% per annum.  On June 25, 2009, we borrowed $2.7 million under the ABL Credit Facility, of which $2.0 million was in Canadian dollars with an interest rate of 6.25% per annum and $1.0 million was in U.S. dollars with an interest rate of 5.62% per annum.  On July 2, 2009, we also borrowed $2.0 million under the ABL Credit Facility, of which $1.5 million was in Canadian dollars with an interest rate of 6.25% per annum and $0.5 million in U.S. dollars with an interest rate of 5.60% per annum.  U.S. dollar borrowings will bear interest, at our option, at a rate equal to a margin over either LIBOR (3 month LIBOR rate 0.60% at July 2, 2009) or the U.S. base rate (3.75% at July 2, 2009). The applicable margin for borrowings are, in the case of the alternative base rate and Canadian Prime, 4.00% per annum, and in the case of LIBOR Spread, 5.00%, per annum.

In addition to our primary sources of liquidity, during the first fiscal quarter of 2009, we generated cash totaling $18.4 million from the sale of redundant and surplus assets, principally machinery and equipment in Albany, Cumberland, Dorval and Lasalle and the real property in Cumberland (net of the purchase price of $1.6 million to purchase our previously leased facility in Baie D’Urfe).  We also terminated certain real estate leases which reduced operating expenses by $0.6 million per month. We are proposing to sell certain other miscellaneous smaller assets, but can give no assurance that we will be successful in completing such sales or as to the proceeds therefrom.

In the first two fiscal quarters of 2009, we recorded a restructuring benefit of $0.5 million. We recorded a $0.7 million gain for the six months ended May 30, 2009 associated with the sale of real property, machinery and equipment, furniture and fixtures, and computer equipment, at the Company’s Cumberland, Rhode Island and Albany, New York facilities and its Canadian processing facilities in Dorval, Quebec and Lasalle, Quebec and other exit costs. In addition, we reversed lease termination obligations of $0.1 million for the Cambridge facility lease previously charged to restructuring costs for the six months ended May 30, 2009.  The restructuring charges of $0.4 million are primarily for severance and related costs for 203 terminated employees for the six months ended May 30, 2009.  In the first two fiscal quarters of 2009, we made cash restructuring payments of $3.9 million.  In fiscal year 2009, we expect future cash restructuring payments of approximately $1.8 million to be paid as follows:  approximately $1.1 million and $0.7 million in the fiscal third and fourth quarters of 2009, respectively.

We have initiated additional actions to further reduce our operating expenses to address the liquidity position, including further reductions in labor expense through reduced work hours, layoffs, additional severances and salary reductions, further strategic purchasing efficiencies in consumables and other plant expenses, deferral of certain non-critical projects and the sale of certain other non-operating assets.  We believe these actions will generate an additional $15.0 million in cash savings, primarily from a reduction in annual operating expenses in fiscal 2009 as compared to fiscal 2008.  These savings began in May 2009.

We spent $10.5 million in capital expenditures in the first two fiscal quarters of 2009, including $5.2 million for our Morrisville, Pennsylvania structural tubing facility expansion, $1.6 million for real property in Baie D’Urfe, Quebec, on which our existing tubular products is situated, and $3.7 million for various tooling and equipment.  We expect minimal capital expenditures in the remainder of fiscal year 2009.

In light of the current severe recession, our purchases from some suppliers and our sales to some customers have been reduced (except for cash on delivery) in light of credit concerns. We cannot assure you that we will not be materially adversely affected by accounts receivable losses or that we will not need to further reduce sales to avoid accounts receivable losses in the future.

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

Overview of Cash Flow Activities for the Six Months Ended May 30, 2009 and May 31, 2008

Operating Activities

Cash provided by operating activities was $4.4 million in the first two fiscal quarters of 2009 compared to cash used in operating activities of $14.9 million in the first two fiscal quarters of 2008. Cash used by operations in the first two fiscal quarters of 2009 included a decrease in accounts payable of $10.5 million, decrease in accrued restructuring of $3.7 million and a decrease of $23.2 million related to deferred income taxes.  Such uses were offset by cash provided by operating activities resulting from a decrease in accounts receivable of $43.3 million, a decrease in inventories of $30.4 million, an increase in accrued liabilities of $12.8 million, and a decrease of prepaid expenses and other assets of $2.1 million.  The decrease in accounts receivable is a result of an overall economic decline in the market coupled with a specific reduction of customers whose products and/or terms of sale are not consistent with our replenishment model.  During the first two fiscal quarters of 2009, we further reduced our carrying inventory as part of the implementation of our replenishment model.  In the first two fiscal quarters of 2009, we also made cash restructuring payments of $3.9 million.

Investing Activities

Cash flow provided by investing activities was $9.0 million in the first two fiscal quarters of 2009, primarily related to proceeds of $19.5 million from disposal of property, plant and equipment, offset by $10.5 million in additions to property, plant and equipment.  Capital expenditures in the first two fiscal quarters of 2009 included $5.2 million for our Morrisville, Pennsylvania structural tubing facility expansion, $1.6 million for real property in Baie D’Urfe, Quebec and $3.7 million for various tooling and equipment.

Cash used in investing activities was $4.3 million in the first two fiscal quarters of 2008, primarily for $4.4 million in additions to property, plant and equipment associated with our Morrisville, Pennsylvania facility expansion, partially offset by $0.1 million in proceeds on disposal of property and equipment.

Financing Activities

Cash used in financing activities was $33.8 million in the first two fiscal quarters of 2009, related to the repayment of borrowings under the ABL Credit Facility.  Cash used in financing activities was $12.0 million in the first two fiscal quarters of 2008.  We received proceeds from borrowings of $28.2 million and repaid $16.4 million of borrowing under the ABL Credit Facility during the first two fiscal quarters of 2008. This was partially offset by $0.2 million from a refund of deposit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incur costs in U.S. dollars and Canadian dollars, the currency of our manufacturing and distribution facilities, and we sell our products in both U.S. dollars and Canadian dollars.  In general, our results of operations, cash flows and financial condition are affected by changes in the Canadian dollar relative to the U.S. dollar. During the second fiscal quarter of 2009, the average exchange rate of the Canadian dollar versus the U.S. dollar was 1.2189 compared to 1.0044 for the second fiscal quarter of 2008.  The impact of changes in the exchange rate of the Canadian dollar on sales in the second fiscal quarter of 2009 was a decrease of $4.1 million in net sales, $4.0 million in cost of goods sold and $3.1 million in operating expenses as compared to the second fiscal quarter of 2008.  During the first two fiscal quarters of 2009, the average exchange rate of the Canadian dollar versus the U.S. dollar was 1.2274 compared to 1.0051 for the first two fiscal quarters of 2008.  The impact of changes in the exchange rate of the Canadian dollar on sales in the first two fiscal quarters of 2009 was a decrease of $10.9 million in net sales, $10.6 million in cost of goods sold and $6.8 million in operating expenses as compared to the first two fiscal quarters of 2008.

During the first two fiscal quarters of 2009, we had Canadian dollar denominated long term debt under the ABL Credit Facility.  At May 30, 2009, no loans were outstanding under the ABL Credit Facility.  Currency losses amounted to $1.3 million in the three and six months ended May 30, 2009. Currency gains amounted to $0.2 million and $0.5 million in the three and in the six months ended May 31, 2008, respectively.

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

We are exposed to market risk from changes in interest rates and exchange rates.  From time to time, we may enter into financial contracts in the ordinary course of business in order to hedge these exposures.  We do not use financial instruments for trading or speculative purposes. At May 30, 2009 and November 29, 2008, we had no such contracts outstanding.

Exchange Rate Risk. We estimate that a 10% movement in the value of the Canadian dollar would affect our net sales by approximately $9.9 million annually, based on our annualized Canadian dollar net sales for the first six months of 2009.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management team, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 30, 2009. Based on this evaluation, our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current recession and our substantial indebtedness is adversely affecting our liquidity and our ability to operate our business, remain in compliance with debt covenants, and react to changes in the economy and our industry.  The consequences could have a materially adverse effect on our financial condition, liquidity, results of operations and securities.

The United States and Canadian economies are in severe recessions.  If these recessions continue or deepen, they will have further material adverse effects on our financial position, liquidity and results of operations.

We are highly leveraged, particularly in comparison to some of our competitors, and we face significant liquidity constraints.  We will need to obtain additional indebtedness, refinance or restructure all or a portion of our indebtedness or debt service obligations, sell assets, further restructure our business and/or raise equity. In addition, such constraints are adversely affecting our credit scores and ratings, which adversely affect our ability to take such actions. The current recession and capital markets crisis make it very difficult to successfully complete such actions on acceptable terms or at all.  If we default on our debt service obligations, it would have a material adverse effect on our business, financial condition, liquidity and results of operations and the market and the market price of our common stock, warrants and Senior Secured Notes.

The ABL Credit Facility and the Senior Secured Notes significantly restrict our ability to dispose of assets, obtain additional debt or refinance debt and use the proceeds therefrom or from additional capital raising activities. Those proceeds, if any, may not be adequate to meet our needs. Any restructuring or refinancing of our indebtedness or debt service obligations could be at higher interest rates and may require us to comply with more onerous covenants. Even if we successfully restructure or refinance our indebtedness or debt service obligations, the relief afforded may be temporary and may not provide sufficient borrowing capacity to meet future growth working capital needs.

Under the Deferral Agreement, we agree to use our best efforts to consummate a debt and/or equity recapitalization or restructuring, a debt refinancing, a capital raising transaction, or a sale of our equity securities or our assets.   We retained an independent third party investment banker to assist in connection therewith.  No assurance can be given that any such transaction will be successfully completed, as to the proceeds thereof, if any, or as to the timing thereof.

If we issue additional equity securities in connection with a debt restructuring or refinancing, a capital raising transaction, or otherwise, our current stockholders and warrant holders could experience substantial dilution.  If we sell substantial assets, it is unlikely that there would be substantial proceeds, if any, available for stockholders or warrant holders.

In addition, companies which are experiencing liquidity constraints frequently face other challenges as well, including distraction of management, loss of key personnel, increased difficulty in timely collection of accounts receivable, disruption of implementation of business strategies, longer and more difficult sales cycles and increased pricing pressures, and increased competition as competitors seek to take advantage of the companies’ difficulties.  Further, key suppliers may terminate their supply arrangements or impose volume or credit limits, cash on delivery requirements or other restrictions and timely supplies may not be available from other sources on acceptable terms or at all.  Companies may also have to reduce or delay capital expenditures or change business strategies.  We are experiencing some of those consequences. Any or all of those challenges could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our common stock and warrants could become delisted from Nasdaq due to failure of the price of our common stock to rise so that it meets Nasdaq’s continued listing standards (when the temporary suspension of the price standard terminate, currently scheduled for July 31, 2009), the need to issue securities with shareholder approval when required by Nasdaq rules, the failure to remain current in our SEC reporting requirements, or otherwise. Delisting could result in material adverse consequences, including a reduction in or loss of a trading market for our securities, a reduction in the market prices thereof, a reduced amount of news and analyst coverage for us, a decreased ability to issue additional securities or obtain additional financing and a decreased ability of our warrant holders to exercise their warrants.

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

Our consolidated financial statements for the second fiscal quarter of 2009 were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As described in Note 1 to our consolidated financial statements, if our initiatives to improve liquidity and financial position are unsuccessful, such failure could create material uncertainties which could require us to reclassify our debt as short term and which may result in substantial doubt that we would be able to continue as a going concern.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 12, 2009 we held our annual meeting of stockholders. The following summarizes the matters submitted to vote of our stockholders.

1.  The election of the following nominees to serve on the Board of Directors constituting the full Board:

Nominee	For	Withheld
Gilbert E. Playford	22,749,181	121,410
Corrado De Gasperis	22,748,571	122,020
Domenico Lepore	22,748,571	122,020
Oded Cohen	22,748,571	122,020
Scott C. Mason	22,749,181	121,410
Martin D. Powell	22,749,181	121,410

2.  Approval of the issuance of 842,415 shares of Barzel common stock in connection with certain warrant exchanges:
     For:  19,242,741
     Against:  3,626,811
     Abstain:  1,017

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

10.1.1
Amendment No. 2, dated June 1, 2009, to Credit Agreement among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndicate Agents.

10.1.2
Amendment No. 3, dated July 17, 2009, to Credit Agreement among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndicate Agents.

10.2.1	Deferral Agreement, dated May 14, 2009, among Barzel Finco Inc., Barzel Industries Inc., JPMorgan Chase Bank, N.A. and CIBC World Markets Inc.
10.2.2	Amendment No. 1 to Deferral Agreement, dated July 17, 2009, among Barzel Finco Inc., Barzel Industries Inc., JPMorgan Chase Bank, N.A. and CIBC World Markets Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARZEL INDUSTRIES INC.
Date: July 20, 2009	By:	/s/ Corrado De Gasperis
Corrado De Gasperis
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Item 6.  Exhibits.
10.1.1
Amendment No. 2, dated June 1, 2009, to Credit Agreement among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndicate Agents.

10.1.2
Amendment No. 3, dated July 17, 2009, to Credit Agreement among Barzel Industries Inc., Barzel Finco Inc., Barzel Industries Canada Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank N.A., Toronto Branch, as Canadian Agent, and CIT Business Credit Canada Inc. and The CIT Group/Business Credit, Inc., as Syndicate Agents.

10.2.1	Deferral Agreement, dated May 14, 2009, among Barzel Finco Inc., Barzel Industries Inc., JPMorgan Chase Bank, N.A. and CIBC World Markets Inc.
10.2.2	Amendment No. 1 to Deferral Agreement, dated July 17, 2009, among Barzel Finco Inc., Barzel Industries Inc., JPMorgan Chase Bank, N.A. and CIBC World Markets Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification